Form 10-K
period 2023-12-31
Crocs, Inc.
filed 2024-02-15
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
500 Eldorado Boulevard, Building 5
Broomfield, Colorado 80021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $6.8 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 8, 2024 was 60,498,530.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•    ongoing wars, which could cause disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations;
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
•    the increasing prevalence of artificial intelligence represents risks and challenges;
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
•    increasing scrutiny from investors, regulators, and other key stakeholders with respect to our environmental, social, and governance practices;
•    the significant operating and financial restrictions that our Revolving Credit Agreement (as defined herein), the Term Loan B Credit Agreement (as defined herein), and the Indentures (as defined herein) each will impose, on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities;
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
ii

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2023

PART I

ITEM 1. Business

The Company

Crocs, Inc. and our consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for all. We strive to be the world leader in innovative casual footwear, combining comfort and style with a value that consumers want.

On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The majority of HEYDUDE sales are currently in the United States.

Our business has continued to evolve in the period following the consummation of the Acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand, which are discussed in more detail in “Business Segments and Geographic Information” below. Within the regions in which we operate, we prioritize six core markets for the Crocs Brand where we believe the greatest opportunities for growth exist: (i) China, (ii) India, (iii) Japan, (iv) South Korea, (v) the U.S., and (vi) Western Europe.

Our Vision

At the heart of our brands is our consumers. We have brands, with a broad democratic appeal and accessible price points, which are aligned with global megatrends such as casualization and personalization. The philosophy and vision for our brands has been an important driver of our results and, we believe, will continue to be important as we strive to realize the full potential of our brands. To that end, in 2023, we continued our message of “Come As You Are” for the Crocs Brand and the slogan “Good To Go-To” for the HEYDUDE Brand.

Our growth framework is driven by five strategic areas of focus:

•Growing digital sales — Digital sales include sales directly to consumers through our company-owned websites and third-party marketplaces as well as wholesale sales to our global e-tailers. Our digital sales in 2023 were 37.9% of consolidated revenues, compared to 37.8% and 36.7% of consolidated revenues in 2022 and 2021, respectively.
•Gaining sandals market share for the Crocs Brand — Sandals have long been a focus of the Crocs Brand as a large and accessible growth avenue for the brand. We believe sandals are a natural extension of the Crocs Brand and allow us to access new consumers by leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions.
•Increasing awareness and distribution for the HEYDUDE Brand — We have embarked, and plan to continue to embark, on various marketing activities to drive higher awareness including, but not limited to, developing a pipeline of collaborations and brand activations. We have rightsized HEYDUDE’s wholesale distribution footprint and are evolving our channel diversification strategy through a thoughtful development of outlet retail. In 2023, we opened 5 HEYDUDE Brand outlet stores.
•Growth opportunities internationally — As a company with a well-established global footprint, we believe we have a long-term sales growth opportunity internationally. Our international sales in 2023 were 32.5% of consolidated revenues, compared to 29.4% and 32.8% of consolidated revenues in 2022 and 2021, respectively. This includes sales in 2023 and 2022 for the HEYDUDE Brand, which operates primarily in the United States. Our six core markets for the Crocs Brand include five international markets, and more specifically, four markets in Asia: China, India, Japan, and South Korea.
•Ongoing product and marketing innovation — At the heart of our Crocs Brand’s DNA are our clogs, sandals, and Jibbitz™ charms, which are key product pillars that we believe will drive long-term growth. We continue to grow our clog silhouette with new designs, colors, graphics, licensed images, embellishments, and accessories, such as Jibbitz™ charms, for personalization. The addition of the HEYDUDE Brand to our portfolio provides an innovative loafer concept that is differentiated through easy on and off, quality, and comfort. From a marketing perspective, we continue to invest in globally integrated digital advertising campaigns, as well as designer, celebrity and influencer, and brand partnerships.

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for women, men, and children. We offer a broad portfolio of all-season products, while remaining true to our core casual footwear heritage.

Crocs Brand

Recognized globally for our unmistakable iconic molded clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals—wedges, flips, and slides—that meet the needs of the whole family. Our mission of “everyone comfortable in their own shoes” continued in 2023 as we repeatedly brought our consumers new silhouettes, compelling collaborations, trend-right colors and graphics, and increased personalization through our Jibbitz™ charms accessories.

The vast majority of Crocs™ shoes feature Croslite™ material, a proprietary, revolutionary technology that gives each pair of shoes the soft, comfortable, lightweight, non-marking, and odor-resistant qualities that our fans know and love. We also use Croslite™ material formulations in connection with material technologies used in our visible comfort collections, such as our LiteRide™ products. Our products containing LiteRide™ feature comfort-focused, proprietary foam insoles which are soft, lightweight, and resilient.

HEYDUDE Brand

The HEYDUDE Brand offers shoes with a versatile silhouette with many wearing occasions that focus on casualization, comfort-led functionality, and personalization. The HEYDUDE Brand utilizes leading technologies including a flex-and-fold outsole and ergonomic insole. The shoes are known for being lightweight, flexible, and soft, with design and functional flexibility for convenience.

Marketing

Each season, we focus on presenting compelling brand stories and experiences for our new product introductions as well as our ongoing core products. We employ social and digital marketing centered on showcasing our clog and sandal silhouettes and our Jibbitz™ charms for the Crocs Brand and our versatile loafer silhouette for the HEYDUDE Brand. We continue to invest in globally integrated marketing campaigns, as well as designer, celebrity and influencer, and brand partnerships, ranging from popular designers like Salehe Bembury to a wide range of well-known brands such as Mossy Oak, Levi’s, and Taco Bell. Innovation is not only core to our brands’ values; it is at the forefront of how we drive consumer acquisition and engagement. We strive to listen and respond quickly to our customers to give them new and innovative reasons to continue to choose the Crocs Brand and HEYDUDE Brand. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on total marketing costs for the year.

Environmental, Social, and Governance Initiatives

As one of the world’s largest footwear companies, we strive to make a positive impact on the global footwear industry, for people, and for our planet. Our 2023 Comfort Report, which is expected to be published in the first half of 2024, is our third annual publication that provides an explanation of our progress towards more transparent, socially conscious, and sustainable business practices. Our Comfort Report will be made available on the Investor Relations section of our website located at www.investors.crocs.com. Except where specified otherwise, all information in the forthcoming Comfort Report and below environmental, social, and governance (“ESG”) discussion pertains to Crocs, Inc. as of December 31, 2023. The content provided in our Comfort Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

We intend to continuously advance our business practices towards our goal of consistently delivering products that exceed customer and consumer expectations with neither undue degradation to the planet nor harm to the communities with which we interact globally as part of our effort to create a more comfortable world for all. We believe the progress of our sustainability efforts is best understood by disclosing measurable and relevant goals and metrics, and, to this end, we continue to align our reporting with the Sustainability Accounting Standards Board (“SASB”) and Taskforce on Climate-related Financial Disclosures (“TCFD”) frameworks.

Environmental

We are committed to reducing our impact on the environment and are particularly focused on carbon reduction, sustainable operations, and product circularity.

In 2023, we completed a Greenhouse Gas inventory for the Crocs, Inc. enterprise, including both the Crocs and HEYDUDE brands, based on 2022 data. We also redefined our 2021 baseline to account for the HEYDUDE Brand as part of our continued journey to Net Zero by 2040. In the past year, we continued the integration of our sustainable bio-based alternative materials as part of our Croslite™ compound, renewed our membership with the Sustainable Apparel Coalition, joined the Footwear Collective as a founding member, continued to enhance tracking of our energy use, water use, and waste generation, and had three key suppliers complete the Footwear Distributors and Retailers of America (“FDRA”) Footwear Factory Zero Waste Program.

In 2023, we also introduced “Give Old Crocs New Life,” a pilot circularity program in the United States that allows our Crocs consumers to return their gently worn or well-loved Crocs shoes to retail stores in 10 states to be donated to communities in need or repurposed into something new.

More detail on these initiatives, as well as our ambitions, will be provided in our upcoming Comfort Report.

Social

As of December 31, 2023, we employed nearly 7,030 employees globally, including approximately 3,650 employees in our retail stores, 2,040 employees at our corporate/regional offices, and 1,340 employees at our distribution centers.

We believe we have one of the most talented workforce in the footwear industry and continue to improve and implement new initiatives to remain an employer of choice across all of our businesses and geographies. These initiatives include pay transparency in hiring, offering employee training and developing leadership capabilities, enabling meaningful professional experiences, offering a compelling employee value proposition and fair wages, and creating a collaborative culture that “celebrates one-of-a-kinds and stands together with all different kinds.” We strive to create a culture of inclusion through progressive people-practices that support and empower all employees regardless of gender, age, race, ethnicity, national origin, disability, religion, immigration status, or sexual orientation, gender identity, or expressions. We are proud of the workplace culture we have created and will continue to engage our employees to hear where we still have room for improvement. To that end, our regular employee engagement scores continue to meet or surpass industry benchmarks and reflect a highly engaged global workforce.

Our efforts around inclusion, collaboration, and human rights extend through our supply chain. We work to ensure our products are sourced, produced, and delivered to our customers in a manner that upholds international labor and human rights standards, inclusive of occupational safety and chemical safety. In addition, we maintain numerous measures to ensure our supply chain complies with our Social Compliance Code of Conduct, Restricted Substances Policy, and Human Rights Policy, as well as with all local laws and customs regarding hiring practices, wages, and working conditions.

We also seek to extend the reach of our social and environmental standards through our global community giving program. We focus on providing shoes, funds, and employee time to support social inclusion and equality, and respond to our communities’ needs in times of crises. This program is informed by key stakeholder priorities. In 2023, we donated to non-profits such as the United Nations Foundation and Soles4Souls and supported communities impacted by earthquakes in Türkiye, as well as those impacted by the wildfires on Maui. Thanks to the generosity of our consumers and employees, we continue to generate donations to Feeding America, providing meals to families in need.

Governance

Strong corporate governance mechanisms, along with robust internal controls over our financial reporting framework, are the foundation for our progress toward our environmental and social ambitions. The basis of this is our Board of Directors, which was comprised of 29% female and 14% historically underrepresented racial/ethnic members as of December 31, 2023.

In 2023, our Environmental, Social, and Governance Steering Committee (the “ESG Committee”) of our board of directors (the “Board”), comprised of three independent directors and our Chief Executive Officer, continued its oversight of our ESG efforts and received quarterly updates on the development of our ESG program. Specifically, the ESG Committee assisted the Board in (i) carrying out the responsibilities delegated by the Board regarding the review and oversight of our goals, policies, procedures and disclosures related to sustainability and ESG matters and (ii) its oversight of the sustainability and ESG matters material to us, our employees, our communities, and the planet. Additionally, we regularly review our Enterprise Risk Management and Ethics & Compliance program frameworks to account for our social and environmental risks and opportunities, specifically including those related to climate change. All material findings and updates are elevated to and discussed with our Board. In 2023, Crocs, Inc. expanded its ESG/Sustainability department led by our VP, Global Head of Sustainability, who reports directly to our Chief Executive Officer.

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

Distribution Channels

The broad appeal of our footwear has allowed us to market our products in more than 80 countries through two distribution channels: wholesale and direct-to-consumer (“DTC”). Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our DTC channel includes e-commerce, in which we sell through company-operated e-commerce sites and third-party marketplaces, and retail, in which we sell through company-operated stores.

Wholesale Channel

During the years ended December 31, 2023, 2022, and 2021, 52.0%, 54.9%, and 50.8% of our consolidated revenues, respectively, were derived through our wholesale channel. Our wholesale channel includes domestic and international, multi-brand, brick-and-mortar retailers, e-tailers, partner store operators, and international distributors. Brick-and-mortar customers typically include family footwear retailers, national and regional retail chains, sporting goods stores, and independent footwear retailers.

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

Direct-to-Consumer Channel

Our DTC channel includes company-operated e-commerce sites, third-party marketplaces, company-operated full-price retail stores, outlet stores, and kiosks/store-in-store locations. During the years ended December 31, 2023, 2022, and 2021, 48.0%, 45.1%, and 49.2%, respectively, of our consolidated revenues were derived through our DTC channel.

E-commerce

As of December 31, 2023, we offered our products through 16 company-operated e-commerce sites worldwide and also on third-party marketplaces. Our e-commerce presence facilitates a greater connection with our consumers and provides us with an opportunity to educate them about our products and brand. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

Retail

With the continued worldwide consumer shift toward e-commerce, we carefully manage our retail fleet, especially full-priced retail stores. As of December 31, 2023, we had 349 and 14 company-operated stores for the Crocs Brand and HEYDUDE Brand, respectively.

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. As of December 31, 2023, we had 84 full-price Crocs Brand retail stores.

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in our outlet stores as well as built-for-outlet products. As of December 31, 2023, we had 201 Crocs Brand outlet stores. We also had 5 HEYDUDE Brand outlet stores and 9 HEYDUDE Brand temporary clearance stores.

Our company-operated kiosks and store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot-traffic areas. With efficient use of retail space and limited fixed cost and capital investment, we believe kiosks and store-in-store locations can be effective vehicles for selling our products in certain geographic areas. As of December 31, 2023, we had 64 Crocs Brand kiosks and store-in-store locations.

The following table illustrates the net change during 2023 in the number of our company-operated retail stores (inclusive of full-price retail stores, outlet stores, kiosks, and store-in-store locations) by reportable operating segment and country:

	December 31, 2022	Opened	Closed	December 31, 2023
Crocs Brand
United States	160	7	4	163
Korea	89	3	1	91
China	33	5	2	36
Singapore	16	1	—	17
Japan	13	2	1	14
Germany	11	1	1	11
Canada	8	—	—	8
Austria	3	—	—	3
Puerto Rico	3	—	—	3
France	2	1	1	2
The Netherlands	2	—	1	1
Total Crocs Brand	340	20	11	349
HEYDUDE Brand
United States	5	9	—	14
Total HEYDUDE Brand	5	9	—	14
Total	345	29	11	363

Business Segments and Geographic Information

We have two reportable operating segments: the Crocs Brand and the HEYDUDE Brand. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 — Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for financial information related to our reportable operating segments.

Raw Materials

Crocs Brand

Croslite™, our proprietary closed-cell resin material, incorporates the primary material formulations used in the vast majority of our Crocs Brand footwear and some of our accessories. Our Croslite™ materials are formulated to create soft, comfortable, lightweight, non-marking, and odor-resistant footwear. We continue to invest in research and development to refine our materials to enhance these properties, develop new properties for specific applications, as well as reduce our environmental impact through various sustainability initiatives described in the previous section.

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

Sourcing

Our sourcing strategy is to maintain a flexible, globally-diversified, cost-efficient third-party manufacturing base. We source our inventory production from multiple third-party manufacturers, primarily in:

•Vietnam for the Crocs Brand. We have additional third-party manufacturers in China and Indonesia, among other countries. During the years ended December 31, 2023, 2022, and 2021, approximately 56%, 53%, and 56%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the vast majority of operations in Vietnam and China, produced approximately 47%, 42%, and 34% of our production during the years ended December 31, 2023, 2022, and 2021, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 26%, 27%, and 30% of our production during the years ended December 31, 2023, 2022, and 2021, respectively.
•China for the HEYDUDE Brand. During the year ended December 31, 2023, approximately 83% of our HEYDUDE Brand production was in China.
We believe any potential concentration risk is mitigated by the fact that the manufacturing capabilities required to produce our footwear are broadly available for both brands. See the risk factor under “Risks Related to our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information on risks associated with sourcing.

Distribution and Logistics

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2023, we principally stored our finished goods inventory in company-operated warehouses and distribution and logistics facilities located in the U.S. and the Netherlands. During 2023, we further expanded our U.S. distribution centers in Nevada for the HEYDUDE Brand to increase distribution capacity. We also utilized third-party operated distribution centers located in the United States, Japan, China, Australia, Korea, Singapore, India, Brazil, and the United Kingdom. As of December 31, 2023, our company-operated warehouse and distribution facilities provided us with 3.4 million square feet, and our third-party operated distribution facilities provided us with 0.9 million square feet, with additional area available based on inventory levels. We also ship directly to certain of our wholesale customers from our third-party manufacturers, and certain distributors pick up orders directly from our third-party manufacturers.

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

We believe much of our success has been attributable to the strength of the Crocs and HEYDUDE brands. To be successful in the future, particularly outside of the U.S., where our brands may be relatively less well-known or perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brands across all sales channels. We may have difficulty managing the image of our brands across markets and international borders as certain consumers may perceive the image of either or both of our brands to be out of style, outdated, or otherwise undesirable. Maintaining, promoting, and growing our brands will depend on our design and marketing efforts, including product innovation and quality, advertising and consumer campaigns, as well as our ability to adapt to a rapidly changing media environment, including our continued reliance on social media and digital dissemination of advertising campaigns.

In the past, several footwear companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses, and our business may be similarly affected in the future. Consumer demand for our products and the equity of our brands could also diminish significantly if we, among other things, fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets.

Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and the image of our brands, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Negative claims or publicity involving us, our products, or any of our key employees, endorsers, or business partners could materially damage our reputation and the image of our brands, regardless of whether such claims are accurate. Social media, which accelerates and potentially amplifies the scope of negative publicity, can accelerate, and increase the impact of, negative claims. Further, business incidents that erode consumer trust, such as perceived product safety issues, whether isolated or recurring, in particular incidents that receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our business and financial results. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including unauthorized uses of our trademarks by third parties, could harm our brands and adversely impact our business.

We face significant competition.

The footwear industry is highly competitive. Our competitors include most major athletic and non-athletic footwear companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition, less reliance on a small number of brands or product lines, and spend substantially more on product marketing than we do. Our competitors’ greater financial resources and capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry and general economic conditions, compete more effectively on the basis of price and production, price their products more aggressively in the face of inflationary or other competitive pressures, launch more extensive or diverse product lines, and more quickly develop new and popular products. Continued demand in the market for casual footwear and readily available offshore manufacturing capacity has also encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Some of our competitors are offering products that are substantially similar, in design and materials, to our products. If we are unable to compete successfully in the future, our sales and profits may decline, we may lose market share, our business and financial results may deteriorate, and the market price of our common stock would likely fall.

Introducing new products may be difficult and expensive. If we are unable to do so successfully, our brands may be adversely affected, and we may not be able to maintain or grow our current revenue and profit levels.

To successfully continue to evolve our footwear product line to appeal to our consumers, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brands may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, the image of our brands may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

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

See also the risk factor under “Risks Specific to Our Company and Strategy — Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.”

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

We establish relationships with both celebrity endorsers and design, celebrity, and brand collaborators to develop, evaluate, and promote our products, as well as strengthen our brands. In a competitive environment, the costs associated with establishment and retention of these relationships may increase. If we are unable to maintain current associations and/or to establish new associations in the future, this could adversely affect our brands’ visibility and strength and result in a negative impact to financial results. In addition, actions taken by celebrity endorsers and collaborators associated with our products that harm the public image and reputations of those endorsers and collaborators could also seriously harm the image of our brands with consumers and, as a result, could have an adverse effect on our sales and financial condition.

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

Uncertainty about current and future global economic conditions may cause consumers, wholesalers, and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2022 and 2023 and currently expect to continue to experience in 2024.

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

If global economic and financial market conditions deteriorate, or remain weak, for an extended period of time, the following factors, among others, could have a material adverse effect on our business and financial results:

•Changes in foreign currency exchange rates relative to the USD could have a material impact on our reported financial results. See the risk factor “Changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan or other global currencies could have a material adverse effect on our business and financial results” for more information.
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
The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may also increase economic uncertainty and negatively affect consumer spending. Similarly, the ongoing war between Israel and Hamas has created extreme volatility in the global capital markets and is expected to continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. See “Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition and results of operations.” Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations.

The ongoing war between Israel and Hamas as well as the ongoing war between Russia and Ukraine have adversely affected the global economy and have resulted in geopolitical instability. While we derived immaterial revenues from markets in and around these conflict zones in 2023, the instability resulting from these wars could cause an adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers, or employees should tensions escalate. Further escalation of geopolitical tensions could also result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

A pandemic, epidemic, or other public health emergency has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations.

Pandemics, including the COVID-19 pandemic, and other public health emergencies have, among other things, caused global macroeconomic uncertainty, disrupted consumer spending and supply chains, contributed to various global shipping delays and port congestions, and created significant volatility and disruption of financial markets. Global supply chain disruptions during fiscal years 2021 and 2022 negatively impacted our gross margins and net income and could continue to do so in the future, which could have a material adverse effect on the business, financial condition, and results of operations.

The effects of a pandemic, epidemic, or other public health emergency could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

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

We also rely on international shipping to transport our products to their various geographic markets. During the year ended December 31, 2022, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Continued or additional delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. During the year ended 2022, our third-party manufacturers, distribution centers, where we manage our inventory, and our third-party partners experienced disruptions that impacted our supply chain and increased global lead-time for our products, including port congestion, temporary closures, and worker shortages. Additionally, as a consequence of the COVID-19 pandemic, reductions in the number of ocean carrier voyages and capacity delayed the arrival of imports and increased ocean transport costs globally. Ongoing ocean carrier consolidations, reduced capacity, congestion at major international gateways, and other economic factors are currently making ocean transportation increasingly difficult and unpredictable. Further, in the U.S., trucking costs have risen dramatically due to driver shortages, increased labor costs, and safety, environmental, and labor regulations. As supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, and we face increased risk of order cancellations. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesalers, and diminished brand loyalty.

Despite our actions to mitigate these impacts, we were negatively impacted by global logistics challenges in 2022. For example, during the year ended December 31, 2022, we expended $67 million on an air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam, China, and Indonesia. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity, and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders. During the years ended December 31, 2023, 2022, and 2021, approximately 56%, 53%, and 56%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the vast majority of operations in Vietnam and China, produced approximately 47%, 42%, and 34% of our production during the years ended December 31, 2023, 2022, and 2021, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 26%, 27%, and 30% of our production during the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, approximately 83% of our HEYDUDE Brand production was in China. During the Partial Period (as defined below), the majority of production was in China for the HEYDUDE Brand. Furthermore, because our third-party manufacturers are concentrated in Asia, we may be subject to an increased risk of supply chain disruption, particularly in the event of a natural disaster, pandemic, such as the COVID-19 pandemic, epidemic, geopolitical tension, or other event impacting the region outside of our control. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our quality standards. Furthermore, due to the relative concentration of our third-party manufacturers, disruption at the facilities of our third-party manufacturing partners as a result of COVID-19 or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages had an adverse effect on our supply chain in 2021 and 2022 and may have a material adverse effect in the future. For example, at the end of 2021 and into the first quarter of 2022, many of our third-party manufacturing facilities in Vietnam were closed or not operating at full capacity due to local COVID-19 outbreaks and safety protocols, which negatively impacted our financial results. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” and “Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.”

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, including those caused by the COVID-19 pandemic, work stoppages, political instability, including the ongoing war between Israel and Hamas, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, cost inflation, changes in governmental policies or laws, and the imposition of tariffs, import and export controls, and other barriers. Because we do not manufacture products internally, we cannot offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. For example, during the year ended December 31, 2022, we incurred approximately $67 million on an air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

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

Our operations have been, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times, port congestion, and increased freight costs caused, in part, by the COVID-19 pandemic, the uncertain economic environment, and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. In addition, COVID-19 related closures negatively impacted our supply chain in Vietnam in the first quarter of 2022 and in China in the second quarter of 2022. We expect the situation to remain fluid as COVID-19 break-out rates, including any deterioration in circumstances related to COVID-19 variants, and foreign exchange rates fluctuate, and inflationary pressure continues. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.”

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

Risks Related to International Operations

Changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan or other global currencies could have a material adverse effect on our business and financial results.

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

Further, our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, gross margin compression, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. For the Crocs Brand, we pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. In 2023, we experienced decreases of approximately $18.3 million in our Crocs Brand segment revenues, primarily as a result of decreases in the value of the Chinese Yuan, Argentine Peso, and Japanese Yen relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

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
•political unrest, such as the ongoing war between Israel and Hamas, changes in law, terrorism, natural disasters, public health issues like the COVID-19 pandemic, or war, any of which can interrupt commerce;
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

In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure there will not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For example, on December 23, 2021, the UFPLA, which effectively prohibits imports of any goods made either wholly or in part in a certain area of China, was signed into law, which generally prohibits importing goods made with forced labor into the U.S., subject to certain exceptions. While we do not currently expect that this law will directly affect our supply chain, since we do not believe that our suppliers source materials from such area of China for the products they sell to us or use to manufacture our products, other companies’ attempts to shift suppliers in response to this law or other policy developments could result in, among other things, shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. In addition, the ongoing war between Israel and Hamas has adversely affected the global economy. For more information, please see the risk factors under “Risks Related to the Economy — Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations,” “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.,” “Risks Related to our Supply Chain — Our third-party manufacturing operations must comply with labor, trade, and other laws. Failure to do so may adversely affect us,” and “Risks Specific to Our Company and Strategy — Our business relies significantly on the use of information technology. A significant disruption to our operational technology or those of our business partners, a privacy law violation, or a data security breach could harm our reputation and/or our ability to effectively operate our business, and our financial results.”

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

Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow and integrate HEYDUDE. If we are unsuccessful at, among other things, building HEYDUDE’s brand awareness, enhancing its digital capabilities, leveraging our wholesale relationships to enhance distribution, investing in HEYDUDE’s infrastructure as well as sales and business operations, integrating employees into our company culture, leveraging our distribution for global growth and/or investing to scale our supply chain and gain efficiencies, our sales could be adversely affected, and our business could suffer. In addition, HEYDUDE’s product sales may not meet our expectations. See the risk under “— Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.”

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

Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to grow HEYDUDE.

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

We rely heavily on the use of information technology systems and networks across all business functions, as do our business partners. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity, and other network processes. We also rely on third-party information services providers worldwide for many of our information technology functions including network, hardware, and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, and collection of payments. In addition, we use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal, and tax requirements. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, customer service, and other information technology functions to third-party service providers.

In addition, we continuously assess and implement upgrades to improve our information technology systems globally. The expansion of our systems and infrastructure has required, and will continue to require, us to commit substantial financial, operational and technical resources. The development and implementation of new systems and any other future upgrades to our systems and information technology may require significant costs and divert our management’s attention and other resources from our core business. There are also no assurances these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Similarly, the time and resources that management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, may have a material adverse effect on our business, financial condition, control environment or results of operations. During these implementation periods, we also face a heightened risk of system interruptions and deficiencies or failures in our internal controls involving our information systems and processes. As a result, we could be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. Accordingly, system modification or integration failures could have a material adverse effect on our business, financial position, and results of operations.

Furthermore, despite our current security and cybersecurity measures, our systems and those of our third-party service providers may be vulnerable to information security breaches, acts of vandalism, computer viruses, credit card fraud, phishing, ransomware attacks, and interruption or loss of valuable business data, and we have been subject to, and will continue to be subject to, various third-party attacks and phishing scams. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, the inability to interpret data timely to enhance operations, and other adverse impacts on our business and reputation. Denial of service attacks could also materially adversely affect our business.

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

Finally, the SEC has adopted new rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

If our online e-commerce sites, or those of our customers, do not function effectively, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites and third-party e-commerce sites. Consumers are also increasingly using mobile-based applications to engage with us and our competitors through digital experiences that are offered on mobile platforms, and we are increasingly using social media to interact with our consumers as a means to enhance their shopping experience. Any failure on our part or on the part of third parties to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our products and that continually meet the evolving expectations of online shoppers or any failure to provide attractive digital experiences could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including unauthorized access and denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

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

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location, and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2023, we opened 29 and closed 11 retail stores, and we operated 363 retail stores at December 31, 2023.

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

Specifically, over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning system, and warehouse management, order management, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back-office systems. We have also moved to, and subsequently expanded, a new distribution center in Dayton, Ohio to serve our North American businesses for the Crocs Brand, and have moved to a new company-operated distribution center in the Netherlands and a new third-party operated distribution center in Japan to serve our international businesses for the Crocs Brand. Additionally, we have expanded our HEYDUDE Brand distribution center in Las Vegas, Nevada, and we further expanded our distribution capabilities of the HEYDUDE Brand by constructing a distribution facility in Nevada that opened in 2023. As our business grows, we may also need to make further investments in business systems and distribution capabilities. Issues in implementing or integrating new business operations, such as HEYDUDE, and new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, issues with transitioning to or operating our new distribution centers, cost overruns, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, require significant additional capital investments to remediate, and may have an adverse effect on our business and financial results.

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

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, may disrupt our operations or the operations of our vendors, other suppliers, or customers. Consequences of these events could include property damage, infrastructure damage leading to the inability of our employees and third-parties to work, damage to our supply chain, unavailability of raw materials, increased manufacturing costs and disruptions to the productivity of our third-party manufacturers, disruptions to our distribution centers, disruptions to our retail stores, changes in consumer preferences or spending priorities, and energy shortages, which could result in negative impacts to our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or our third-party manufacturers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

In 2022, we updated our public, enterprise-wide commitment to be Net Zero by 2040. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our commitment will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. As our business context continues to change, we will continue to evaluate pathways and feasibility of our carbon reduction journey. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

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

Increasing scrutiny from investors, regulators, and other key stakeholders with respect to our environmental, social, and governance practices may impose additional costs on us or expose us to new or additional risks.

Investor advocacy groups, certain institutional investors, investment funds, stockholders, customers, non-governmental organizations, consumers and regulators, such as the SEC, are increasingly focused on corporate responsibility, specifically on the ESG practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. From time to time, we communicate certain ESG initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives, and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken significant efforts to improve and implement our ESG initiatives, it is possible that the aforementioned parties may not be satisfied with such disclosures, our ESG practices, or the speed with which we adopt and/or implement our plans. The establishment of ESG criteria, as well as the collection of relevant ESG data, can be costly, challenging, and time consuming and is subject to evolving ESG reporting standards and regulations. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived or deemed to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage from stakeholders and consumers and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals, which could negatively impact our business.

Indebtedness Risks

The Revolving Credit Agreement, the Term Loan B Credit Agreement, and the Indentures (each as defined below) each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under the Revolving Credit Agreement, the Term Loan B Credit Agreement and/or the Indentures, and our lenders could foreclose on our assets.

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

The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. In addition, our ability to comply with these negative covenants can be affected by events beyond our control. Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Our indebtedness, including the incurrence by us of substantial indebtedness in connection with the financing of the Acquisition, could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Revolving Credit Agreement, the Term Loan B Credit Agreement, and the Notes (as defined below).

As of December 31, 2023, we had $1,664.3 million in total indebtedness outstanding (net of $49.0 million of unamortized issuance costs related to the issuance of the Notes). To finance the Acquisition in part, we entered into an agreement (as amended prior to the February 2024 Amendment (as defined below), the “Term Loan B Credit Agreement”) with respect to a new senior secured term loan B facility in an aggregate principal amount equal to $2.0 billion (as amended prior to the February 2024 Amendment, the “Term Loan B Facility”) and borrowed $50.0 million under the Revolving Facility. The use of indebtedness to finance the Acquisition reduced our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans.

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

As of December 31, 2023, we had approximately $1,664.3 million in total indebtedness outstanding (net of $49.0 million of unamortized issuance costs related to the issuance of the Notes), including $820.0 million outstanding on the Term Loan B Facility. We had borrowings outstanding of $190.0 million under the Revolving Facility, with total borrowing capacity of approximately $558.7 million thereunder (including $1.3 million of letters of credit outstanding as of such date).

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

In connection with the Acquisition, we allocated approximately $710.0 million and $1,780.0 million to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the impairment tests, we also reassess the indefinite-life classification. Potential resulting charges from an impairment of goodwill or our indefinite-lived intangible, as well as reclassification of an indefinite-lived to a definite-lived intangible, could have a material adverse effect on our business and results of operations.

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

Future changes in domestic or international tax laws and regulations could also adversely affect our effective tax rate or result in higher income tax liabilities. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which included among other provisions, a 15% minimum tax on “adjusted financial statement income” and became effective for us beginning January 1, 2023. Recently, intergovernmental organizations such as the Organization for Economic Co-operation and Development (“OECD”) and European Union (“EU”) have proposed changes to the existing tax laws of member countries. For example, the OECD has introduced model rules for a new 15% global minimum tax framework, as well as a proposal on the allocation of profit among tax jurisdictions in which companies operate. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Additionally, several non-EU countries, including the United Kingdom, have recently proposed and/or adopted legislation consistent with the OECD global minimum tax framework. These tax laws and regulations could adversely impact our financial position and results of operations beyond 2024. Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, as well as legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. The final resolution of such tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance. These and any other additional changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

We maintain a Cybersecurity Incident Response Plan that is an important component of our Cybersecurity Risk Management Program, which then integrates into our Enterprise Risk Management (“ERM”) Program. Our Cybersecurity Incident Response Plan is designed to facilitate a timely, consistent, and compliant response to actual or attempted cybersecurity incidents impacting the Company. The Cybersecurity Incident Response Plan is built on a framework that is aligned with publication 800-61 of the National Institute of Standards and Technology and is tailored to our people, processes, and technology. Cybersecurity Incident Response Plan phases include (1) preparation, (2) detection and analysis, which includes processes to assess the materiality of cybersecurity incidents and make timely reports, (3) containment, eradication, and recovery, and (4) post-incident activity. The Cybersecurity Incident Response Plan also defines the objectives, roles and responsibilities, and scope of our incident response program.

We maintain a formal information security training program for all employees that includes training on matters such as security awareness, phishing, and email security best practices. Employees are also required to complete compulsory training on compliance and data privacy.

We engage with third party assessors, consultants, and auditors to test our cybersecurity maturity and to drive continuous monitoring and improvements. The engagement includes having independent third parties perform compliance, technical, and maturity assessments, such as (1) attack surface assessment, (2) penetration testing assessment, and (3) cybersecurity maturity assessments. We also annually engage third parties and our internal audit department to assess our information security programs, whose findings are reported to the Audit Committee of the Board.

We rely on our information technology (“IT”) systems and networks in connection with our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. We have implemented processes to manage the cybersecurity risks associated with our use of third-party service providers through our vendor risk management program and an application governance policy.

Despite the security measures we have implemented, certain cyber incidents could materially disrupt operational systems. If our IT resources are compromised by an intentional attack and results in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; jeopardize the security of our facilities; or cause other damage. Although the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. We continuously seek to maintain a robust program of information security and controls, but the impact of a material cybersecurity incident could have an adverse effect on our competitive position, reputation, results of operations, financial condition, and cash flows. Additionally, while we have a cybersecurity program designed to protect and preserve the confidentiality, integrity, and availability of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks. Although we maintain cybersecurity insurance, there can be no guarantee that our insurer(s) will cover specific claims, pay the full costs of an incident, or provide payment in a timely manner.

For more information, please see “Item 1A – Risk Factors – Risks Specific to Our Company and Strategy-Our business relies significantly on the use of information technology. A significant disruption to our operational technology or those of our business partners, a privacy law violation, or a data security breach could harm our reputation and/or our ability to effectively operate our business, and our financial results.”

The Audit Committee of the Board is responsible for monitoring and overseeing risk management from cybersecurity threats. In accordance with the Audit Committee’s charter, the Audit Committee is responsible for oversight of our ERM program, which includes cyber risk management. It is the Audit Committee’s responsibility to review and discuss with management the adequacy and effectiveness of our cybersecurity policies and the internal controls regarding cybersecurity and privacy related areas. To satisfy this responsibility, the Audit Committee receives periodic updates from management regarding our cybersecurity program. The updates may include information on, among other things, actual events or incidents, results of vulnerability assessments and penetration testing, results of security incident and event management monitoring, updates to the cybersecurity strategy and program, new or modified security policy recommendations, and cybersecurity risk in general. On at least an annual basis, management presents to the Audit Committee on cybersecurity strategy and framework, roadmaps for continued program maturity, key risk areas and related actions, and any significant incidents that have occurred or are reasonably likely to occur. The entire Board is invited to attend this annual cybersecurity meeting of the Audit Committee.

Our Executive Leadership Team is responsible for managing enterprise risk, which is inclusive of cybersecurity. The Chief Information Officer (“CIO”), a member of the Executive Leadership Team, and the Chief Information Security Officer (“CISO”), who reports to the CIO, are responsible for assessing and managing cybersecurity risk, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO has over 30 years of experience in Information Technology and Operations including executive-level experience within the consumer goods industry. The CISO possesses relevant expertise in cybersecurity, including 25 years in both IT and cybersecurity.

The cybersecurity team reports to the CISO and has responsibility to prevent, mitigate, detect, and remediate cybersecurity incidents through various processes. These processes include regular vulnerability assessments and penetration testing, security incident and event management, continuous monitoring, and threat intelligence gathering. Additionally, we employ several third parties with expertise in specific cybersecurity risk areas. These third parties report to the CISO, who actively engages with these third parties to monitor their activities and compliance with service level agreements. Through these activities and monitoring, both internally and externally, any events or incidents identified will be escalated to the Board in accordance with our formal Cybersecurity Incident Response Plan.
ITEM 2. Properties

Our principal executive and administrative offices are located at 500 Eldorado Blvd., Building 5, Broomfield, CO 80021. We lease all of our domestic and international facilities. We currently enter into short-term and long-term leases for office, warehouse, and retail, including kiosk and store-in-store, space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations and expire at various dates through the year 2034. The general location, use, and approximate size of our principal properties, as well as the reportable operating segment that utilizes each property, are given below.

Location	Reportable Operating Segment(s)	Use	Approximate Square Feet
Las Vegas, Nevada (1)	HEYDUDE Brand	Distribution center	1,500,000
Dayton, Ohio	Crocs Brand	Distribution center	1,322,000
Dordrecht, the Netherlands	Crocs Brand, HEYDUDE Brand	Distribution center	517,000
Broomfield, Colorado	Crocs Brand, HEYDUDE Brand	Regional office and Crocs Brand headquarters	190,000
Oudenbosch, the Netherlands	Crocs Brand	Warehouse	75,000
Hoofddorp, the Netherlands	Crocs Brand, HEYDUDE Brand	Regional office	47,000
Westwood, Massachusetts	Crocs Brand, HEYDUDE Brand	Regional office and HEYDUDE Brand headquarters	46,000
Singapore	Crocs Brand	Regional office	17,000
(1) In 2022, we entered into a lease to transfer our existing warehouses to a new single distribution center also in Las Vegas, Nevada, with an approximate size of 1,050,000 square feet. During 2023, we gained access to the new location. We plan to complete the move of these warehouses in 2024.

We believe these properties, particularly our distribution centers and warehouses, along with various third-party distribution centers not included above, are adequate for our operations. Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 363 retail locations worldwide as of December 31, 2023. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

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

Performance Graph

The following performance graph illustrates a five-year comparison from December 31, 2018 through December 31, 2023 of cumulative total return of our common stock, the Nasdaq Composite Total Return Index, and the Dow Jones U.S. Footwear Total Return Index. The graph assumes an investment of $100.00 on December 31, 2018 and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment

$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
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

Holders

The approximate number of stockholders of record of our common stock was 42 as of February 8, 2024.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2023	275,419	$86.37	275,419	$876,232,951
November 1-30, 2023	14,184	85.87	14,184	875,015,198
December 1-31, 2023	—	—	—	875,015,198
Total	289,603	$86.34	289,603	$875,015,198
(1) On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of December 31, 2023, approximately $875.0 million remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want. The vast majority of shoes within the Crocs Brand’s collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 80 countries, through two distribution channels: wholesale and direct-to-consumer. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our direct-to-consumer channel includes company-operated retail stores, company-operated e-commerce sites, and third-party marketplaces.

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends will continue to impact our future operating results:

•We are operating in an environment where consumers are feeling the effects of elevated interest rates and inflation, and as a result, they are spending more cautiously. In addition, geopolitical tensions remain across the globe, among other things. We are focused on making the right decisions for the health of our brands, maintaining tight inventory control, and investing in strategic initiatives to support durable long-term growth.
•The Crocs Brand continues to deliver strong revenue growth after building clog, sandal, and brand relevance across the globe over the last several years. Our strong product and marketing efforts continue to deliver newness and excitement to current brand fans. Asia, which is a strategic initiative for the Crocs Brand, continues to show growth, particularly in China.
•We acquired HEYDUDE in February 2022. Since the closing of the Acquisition, we have acquired new customers, gained share in strategic wholesale accounts, and improved brand awareness. We have also started to expand the HEYDUDE Brand internationally, specifically in Europe, where we have begun testing in a few direct markets, including the United Kingdom, Germany, and the Netherlands, as well as a few distributor markets. In 2023, we experienced some headwinds from non-comparable sales due to rapid expansion to U.S. strategic customers in 2022 and more cautious order patterns from several of our wholesale partners in the current year based on the overall macro-economic outlook. Additionally, to prioritize long-term marketplace health, we made a conscious decision in the third quarter of 2023 to stop price matching against grey market sellers on Amazon. While this has had, and we expect it to have, a negative impact on revenues initially, we believe this move will protect the brand and better position us in the market for full year 2024.
•We ended the year in a strong liquidity position with $149.3 million in cash and cash equivalents and up to $570.4 million in available borrowing capacity as of December 31, 2023. In the year ended December 31, 2023, we paid down $665.8 million of net borrowings, reducing total borrowings to $1.66 billion as of December 31, 2023.

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

2023 Financial and Operational Highlights

Revenues were $3,962.3 million for the year ended December 31, 2023, an 11.5% increase compared to the year ended December 31, 2022. The increase in 2023 revenues compared to 2022 revenues was due to the net effects of: (i) higher average selling prices, which increased revenues by $261.1 million, or 7.3%; (ii) higher sales volume, which increased revenues by $164.4 million, or 4.6%, partially due to operating HEYDUDE for a full year in 2023 compared to 2022; and (iii) unfavorable changes in exchange rates, which decreased revenues by $18.1 million, or 0.5%.

The following were significant developments affecting our businesses during the year ended December 31, 2023:

•We grew Crocs Brand revenues 13.3%, despite foreign currency headwinds, compared to the same period in 2022.
•We sold 119.6 million pairs of shoes worldwide for the Crocs Brand, an increase from 115.6 million pairs in 2022. We sold 33.0 million pairs of shoes for the HEYDUDE Brand.
•Gross margin was 55.8% compared to 52.3% in 2022, an increase of 350 basis points. Gross margin for the Crocs Brand was 60.0%, an increase of 370 basis points from last year, primarily as a result of higher air freight costs in the prior year to combat supply chain disruptions that did not recur in the current year, lower inbound freight costs as the supply chain normalized, and higher ASP (as defined below). Product mix partially offset these increases. Gross margin for the HEYDUDE Brand was 44.0%, an increase of 320 basis points compared to the Partial Period. The gross margin in the prior year was inclusive of an approximately 690 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value that did not recur in the current year.
•Selling, general & administrative expenses (“SG&A”) was $1,163.9 million, an increase of $154.4 million, or 15.3%, compared to 2022, primarily as a result of investments in talent and marketing as we continue to grow the business. As a percent of revenues, SG&A increased 100 basis points to 29.4% of revenues.
•Income from operations was $1,036.8 million for the year ended December 31, 2023 compared to income from operations of $850.8 million for the year ended December 31, 2022. Our operating margin improved to 26.2%, compared to 23.9% in 2022.
•Net income was $792.6 million compared to $540.2 million in 2022. Diluted net income per common share was $12.79 for the year ended December 31, 2023, compared to a diluted net income per common share of $8.71 for the year ended December 31, 2022. These amounts include an income tax expense of $83.7 million and $178.3 million in 2023 and 2022, respectively, as described in more detail under Income tax expense below.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

A discussion of our comparison between 2023 and 2022 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2022 and December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.crocs.com).

	Year Ended December 31,		$ Change		% Change
			Favorable (Unfavorable)
	2023	2022	2023-2022		2023-2022
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$3,962,347	$3,554,985	$407,362		11.5%
Cost of sales	1,752,337	1,694,703	(57,634)		(3.4)%
Gross profit	2,210,010	1,860,282	349,728		18.8%
Selling, general and administrative expenses	1,163,940	1,009,526	(154,414)		(15.3)%
Asset impairments	9,287	—	(9,287)		(100.0)%
Income from operations	1,036,783	850,756	186,027		21.9%
Foreign currency gains (losses), net	(1,240)	3,228	(4,468)		(138.4)%
Interest income	2,406	1,020	1,386		135.9%
Interest expense	(161,351)	(136,158)	(25,193)		(18.5)%
Other expense, net	(326)	(338)	12		3.6%
Income before income taxes	876,272	718,508	157,764		22.0%
Income tax expense	83,706	178,349	94,643		53.1%
Net income	$792,566	$540,159	$252,407		46.7%
Net income per common share:
Basic	$12.91	$8.82	$4.09		46.4%
Diluted	$12.79	$8.71	$4.08		46.8%

Gross margin (1)	55.8%	52.3%	350	bp	6.7%
Operating margin (1)	26.2%	23.9%	230	bp	9.6%
Selling, general and administrative expenses as a percentage of revenues (1)	29.4%	28.4%	(100)	bp	(3.5)%
Footwear unit sales:
Crocs Brand	119,577	115,558	4,019		3.5%
HEYDUDE Brand (3)	32,969	30,519	2,450		8.0%
Average footwear selling price - nominal basis (2):
Crocs Brand	$24.92	$22.72	$2.20		9.7%
HEYDUDE Brand (3)	$28.80	$29.35	$(0.55)		(1.9)%
(1) Changes for gross margin, operating margin, and SG&A as a percentage of revenues are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period.

Revenues by Channel

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2023	2022	2023-2022	2023-2022
	(in thousands)
Crocs Brand:
Wholesale	$1,493,537	$1,377,302	8.4%	9.3%
Direct-to-consumer	1,519,417	1,281,823	18.5%	19.0%
Total Crocs Brand	3,012,954	2,659,125	13.3%	14.0%
HEYDUDE Brand (2):
Wholesale	566,937	574,140	(1.3)%	(1.3)%
Direct-to-consumer	382,456	321,720	18.9%	18.9%
Total HEYDUDE Brand	949,393	895,860	6.0%	6.0%
Total consolidated revenues (2)	$3,962,347	$3,554,985	11.5%	12.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period.

Revenues. In the year ended December 31, 2023, revenues increased $407.4 million, or 11.5%, compared to 2022. Higher average selling price on a constant currency basis (“ASP”) increased revenues by $261.1 million, or 7.3%, primarily due to higher ASP in the Crocs Brand, mostly due to favorable product mix, increased pricing, lower discounting, and channel mix, partially offset by lower ASP in the HEYDUDE Brand as a result of more discounting than the prior year. Higher volume of $164.4 million, or 4.6%, also increased revenues, despite the termination of our relationship with a significant distributor in our Crocs Brand segment in the second quarter of 2023 after finding evidence of product diversion to the gray market outside of the distributor’s approved territories. Net unfavorable foreign currency fluctuations, most significantly unfavorability in the Chinese Yuan, Argentine Peso, and Japanese Yen, decreased revenues by $18.1 million, or 0.5%.

Gross margin. Gross margin was 55.8% compared to 52.3% in 2022. Gross margin for the Crocs Brand was 60.0% compared to 56.3% in 2022. The increase was due in part to lower freight costs of 430 basis points, primarily as a result of higher air freight costs in the prior year to combat supply chain disruptions, and higher ASP of 90 basis points, as described above. These increases were partially offset by unfavorable product mix of 120 basis points. Gross margin for the HEYDUDE Brand was 44.0% compared to 40.8% in the Partial Period. The gross margin for the Partial Period included a 690 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value that did not recur in the current year. The gross margin during the year ended December 31, 2023 represents a 370 basis point impact due to higher distribution costs and a 230 basis point impact due to lower ASP, as described above. Gross margin for 2023 also reflects a 150 basis point impact due to favorable purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies.

In the years ended December 31, 2023 and 2022, cost of sales included $515.3 million and $457.0 million, respectively, of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores, and end customers.

Selling, general and administrative expenses. SG&A as a percent of revenue increased to 29.4% during the year ended December 31, 2023 compared to 2022, as SG&A expenses increased $154.4 million, or 15.3%. This increase was partly driven by operating HEYDUDE for a full year in 2023 compared to the Partial Period in 2022. There were also higher compensation costs of $65.0 million, primarily associated with an investment in talent, and higher marketing costs of $56.6 million. Additionally, there was an increase in certain variable costs associated with higher revenues of $20.9 million, an increase in facilities costs of $14.2 million, and an increase in information technology costs of $11.0 million. The overall increase in SG&A expenses was partially offset by net decreases in other costs, due in part to prior year costs associated with the shutdown of our direct operations in Russia that did not recur in the current year, of $13.3 million.

Asset impairment charges. During the year ended December 31, 2023, we incurred $9.3 million in impairment charges to the right-of-use asset and leasehold improvement assets for our former headquarters. During the year ended December 31, 2022, we incurred no impairment charges.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on certain foreign currency derivative instruments. During the year ended December 31, 2023, we recognized realized and unrealized net foreign currency losses of $1.2 million compared to net gains of $3.2 million during the year ended December 31, 2022.

Interest expense. Interest expense during the year ended December 31, 2023 increased $25.2 million, or 18.5%, primarily due to having borrowings on the Term Loan B Facility for a full year in 2023, as well as higher weighted average interest rates on both the Term Loan B Facility and the Revolving Facility.

Income tax expense. During the year ended December 31, 2023, we recognized an income tax expense of $83.7 million on pre-tax book income of $876.3 million, representing an effective tax rate of 9.6%, compared to an income tax expense of $178.3 million on pre-tax book income of $718.5 million in 2022, which represented an effective tax rate of 24.8%. The current year effective tax rate is lower primarily due to the current year foreign net income tax benefit as a result of intra-entity transfers of certain intellectual property rights and the current year release of valuation allowances. Our effective tax rate has varied dramatically in recent years due to the intra-entity intellectual property rights transfer, differences in our profitability levels and relative operating earnings across multiple jurisdictions, and by changes in the valuation allowance.

During the three months ended December 31, 2023, we completed intra-entity transfers of certain intellectual property rights primarily to align with current and future international operations. Each transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. Foreign deferred tax assets increased by $611.4 million, inclusive of the reversal of certain deferred tax liabilities. This benefit was offset by an increase in uncertain tax positions of $318.6 million, and an incremental valuation allowance of $164.0 million for amounts not more-likely-than-not to be realized based on available objective evidence. As such, a net change in deferred tax asset of $128.9 million was recognized along with a corresponding foreign income tax benefit.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2023, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Separate from the intra-entity transfers of intellectual property rights the company released immaterial valuation allowances in various jurisdictions. Valuation allowances recorded against deferred tax assets increased by a net $155.4 million.

The 2023 impact of changes in valuation allowances to the effective tax rate was an unfavorable impact of $156.3 million, equating to a 17.8% unfavorable impact. There is also a $0.9 million favorable change in the valuation allowance related to cumulative translation adjustments. We maintain valuation allowances of approximately $183.5 million as of December 31, 2023, which may be reduced in the future depending upon the achieved profitability of certain jurisdictions as well as the magnitude of the profitability.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2023	2022	2023-2022	2023-2022
	(in thousands)
Revenues:
Crocs Brand revenues (2)	$3,012,954	$2,659,125	13.3%	14.0%
HEYDUDE Brand revenues (3)	949,393	895,860	6.0%	6.0%
Total consolidated revenues	$3,962,347	$3,554,985	11.5%	12.0%

Income from operations:
Crocs Brand income from operations (2)	$1,079,330	$852,025	26.7%	25.7%
HEYDUDE Brand income from operations (3)	212,386	211,361	0.5%	0.5%
Enterprise corporate (3)	(254,933)	(212,630)	(19.9)%	(19.9)%
Total consolidated income from operations	1,036,783	850,756	21.9%	20.9%
Foreign currency gains (losses), net	(1,240)	3,228	(138.4)%
Interest income	2,406	1,020	135.9%
Interest expense	(161,351)	(136,158)	(18.5)%
Other income (expense), net	(326)	(338)	3.6%
Income before income taxes	$876,272	$718,508	22.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Our business has continued to evolve in the period following the consummation of the Acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Each of the reportable operating segments derives its revenues from the sale of footwear, apparel, and accessories to external customers. Each segment’s performance is evaluated based on segment results without allocating Enterprise corporate expenses, which include global corporate costs associated with both brands such as legal, information technology, human resources, and finance. Segment profit and losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income from operations consist of unallocated Enterprise corporate and other expenses, as well as inter-segment eliminations. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the year ended December 31, 2022 have been recast to conform to current period presentation.
(3)    We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period.

Crocs Brand

Revenues. The Crocs Brand segment grew revenues for the year ended December 31, 2023 compared to 2022, primarily as a result of higher ASPs, mostly due to product mix, increased pricing, and lower discounting. Higher volume, despite the termination of our relationship with a significant distributor in the second quarter of 2023 after finding evidence of product diversion to the gray market outside of the distributor’s approved territories, also contributed to the increase in revenues. The overall increase in revenues was partially offset by net unfavorable currency fluctuations driven by the Chinese Yuan, Argentine Peso, and Japanese Yen.

Income from Operations. During the year ended December 31, 2023, income from operations for our Crocs Brand segment was $1,079.3 million, an increase of $227.3 million, or 26.7% from 2022. Gross margin was 60.0% for the year ended December 31, 2023, an increase of 370 basis points compared to 2022. The increase in gross margin was partially due to lower freight costs, primarily as a result of higher air freight costs in the prior year to combat supply chain disruptions, and higher ASP, as discussed above. Product mix partially offset the overall increase to gross margin.

During the year ended December 31, 2023, SG&A for our Crocs Brand segment increased by $82.2 million, or 12.7%, compared to 2022. This was mainly driven by an increase in marketing costs and certain variable costs associated with higher revenues. The overall increase in SG&A was partially offset by prior year costs associated with the shutdown of our direct operations in Russia that did not recur in the current year.

HEYDUDE Brand

Revenues. During the year ended December 31, 2023, HEYDUDE revenues increased compared to the Partial Period in 2022, primarily due to higher volume, driven in part by operating HEYDUDE for a full year in 2023 compared to 2022. Lower ASPs, driven by increased discounting, and unfavorable channel mix partially offset the overall increase in revenues.

Income from Operations. Income from operations during the year ended December 31, 2023 was $212.4 million, an increase of $1.0 million, or 0.5%, compared to the Partial Period in 2022. Gross margin was 44.0% for the year ended December 31, 2023, an increase of 320 basis points. The increase in gross margin is largely due to a prior year unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value, which did not recur in the current year. Gross margin for the year current year includes the unfavorable impact of increased distribution costs as well as lower ASP. These impacts were partially offset by favorable purchasing power.

During the year ended December 31, 2023, SG&A for the HEYDUDE Brand segment increased by $51.2 million, or 33.1%, partially due to operating HEYDUDE for a full year in 2023 compared to 2022. The increase is also due to an investment in marketing and talent as well as higher facilities costs, due in part to the opening of additional retail stores during year.

Enterprise Corporate

During the year ended December 31, 2023, total net costs within ‘Enterprise corporate’ increased $42.3 million, or 19.9%, compared to the same period in 2022. This was primarily due to increases in compensation costs, professional services, information technology costs, and a $9.3 million impairment of the right-of-use asset and leasehold improvement assets for our former corporate headquarters. These increases were offset in part by lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

Store Locations and Digital Sales Percentage

The table below illustrates the overall change in the number of our company-operated retail locations by reportable operating segment:

	December 31, 2022	Opened	Closed	December 31, 2023
Company-operated retail locations:
Crocs Brand	340	20	11	349
HEYDUDE Brand	5	9	—	14
Total	345	29	11	363

Digital sales, which includes sales through our company-owned website, third-party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by reportable operating segment were:

	Year Ended December 31,
	2023	2022
Digital sales as a percent of total revenues:
Crocs Brand	36.6%	37.6%
HEYDUDE Brand (1)	41.8%	38.5%
Total	37.9%	37.8%
(1) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period.

Direct-to-consumer (“DTC”) comparable sales are as follows:

	Constant Currency (1)
	Year Ended December 31,
	2023	2022
Direct-to-consumer comparable sales: (2)
Crocs Brand	15.5%	15.0%
HEYDUDE Brand (3)	3.6%	N/A
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
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. As such, in the year ended December 31, 2022, we did not disclose DTC comparable sales for the HEYDUDE Brand.

Liquidity and Capital Resources

Our liquidity position as of December 31, 2023 was:

December 31, 2023
(in thousands)
Cash and cash equivalents	$149,288
Available borrowings	570,362

As of December 31, 2023, we had $149.3 million in cash and cash equivalents and up to $570.4 million of available borrowings, including $558.7 million remaining borrowing availability under the Revolving Facility (as defined below) and $11.7 million of remaining borrowing availability under the Asia revolving facilities. As of December 31, 2023, the Term Loan B Facility (as in effect prior to the February 2024 Amendment) (as defined below) was fully drawn, and there was no available borrowing capacity. We believe that our cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility and other financing agreements will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of December 31, 2023 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2023, we held $90.7 million of our total $149.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $90.7 million, $2.9 million could potentially be restricted by local laws.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At December 31, 2023, we had $190.0 million outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2023 and 2022, we had $558.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition, which was amended on August 8, 2023 (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding principal balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the “Term Loan B Facility”) to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17,

2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Pursuant to the reduced interest rate margins applicable to the 2024 Refinancing Term Loans, each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 1.25%. Each term loan borrowing which is a term SOFR borrowing bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 2.25%.

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September, and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of December 31, 2023, we had $820.0 million in outstanding principal and the Term Loan B Facility (as in effect prior to the February 2024 Amendment) was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the year ended December 31, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million at current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $15.0 million. For RMB loans under the CMBC Facility, interest was based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is mutually agreed upon prior to utilization of a loan.

As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility, which became due in January 2024. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2023, we were in compliance with all financial covenants under the Notes.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		$ Change	% Change
	2023	2022	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$930,444	$603,142	$327,302	54.3%
Cash used in investing activities	(115,671)	(2,151,091)	2,035,420	94.6%
Cash provided by (used in) financing activities	(859,639)	1,529,659	(2,389,298)	(156.2)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,078	(3,750)	6,828	182.1%
Net change in cash, cash equivalents, and restricted cash	$(41,788)	$(22,040)	$(19,748)	(89.6)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $327.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was driven by a net increase in operating assets and liabilities of $458.2 million, primarily due to income taxes and inventories, partially offset by the impact of higher net income adjusted for non-cash items of $130.9 million.

Investing Activities. There was a $2,035.4 million decrease in cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is primarily due to $2.05 billion paid in cash consideration for the Acquisition, net of cash acquired in the year ended December 31, 2022, that did not recur in the current year. Refer to Note 3 — Acquisition of HEYDUDE in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Additionally, there was an $11.4 million increase in the purchases of property and equipment related, primarily to the expansion of our distribution centers in North America.

Financing Activities. Cash provided by financing activities decreased by $2,389.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a decrease of $1,912.0 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility of $2.0 billion used to finance the Acquisition in part during the year ended December 31, 2022 that did not recur in the current year. Additionally, there was an increase in cash used by financing activities of $175.0 million in repurchases of common stock and $5.6 million in repurchases of common stock for tax withholding. There was also a $348.4 million increase in repayments of borrowings and a $0.2 million increase in other cash used in financing activities. The overall decrease was partially offset by a $51.9 million decrease in deferred debt issuance costs.

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

During the year ended December 31, 2023, we repurchased 1.7 million shares of our common stock at a cost of $175.0 million, including commissions. During the year ended December 31, 2022, we did not repurchase any shares of our common stock.

As of December 31, 2023, we had remaining authorization to repurchase approximately $875.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

See Note 11 — Equity in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our repurchases and repurchase authorizations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. Our material future cash obligations as of December 31, 2023 include the following:

	Less than 1 Year	Thereafter	Total
	(approximately, in thousands)
Debt-related:
Debt obligations (1)	$23,300	$1,641,000	$1,664,300
Interest on debt obligations (2)	96,900	375,300	472,200
Purchase commitments (3)	344,300	—	344,300
Lease-related (4):
Lease obligations	71,500	334,400	405,900
Total	$536,000	$2,350,700	$2,886,700
(1) Net of $49.0 million of unamortized issuance costs.
(2) Represents future interest payment obligations, which are estimated by assuming the amounts outstanding under our Term Loan B Facility (as in effect prior to the February 2024 Amendment), Notes, Revolving Facility, and Citibank Facility and the interest rates in effect as of December 31, 2023, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time for certain borrowing instruments, as described in Note 10 — Borrowings.
(3) Represents purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products. We expect to fulfill our commitments under these agreements in the next twelve months in the normal course of business and are only liable for the portion of the purchase obligations that have been purchased by the third-party manufacturer or manufactured by the vendor, with the remainder cancellable without penalty. Refer to Note 16 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.
(4) Our operating lease obligations consist of leases for real estate, which includes retail, warehouse, distribution center, and office spaces and represent the minimum cash commitment under contract to various third parties for operating lease obligations. For more information on our lease obligations and obligations for leases not yet commenced, refer to Note 7 — Leases in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

We had no material off-balance sheet arrangements as of December 31, 2023, other than certain purchase commitments, as described in the footnote (2) above.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and indefinite-lived intangible assets, which primarily consist of the HEYDUDE trademark, are not amortized. We evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually or when an interim triggering event has occurred indicating potential impairment. Our annual test is performed as of the first day of our fiscal fourth quarter. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable.

We perform our goodwill impairment testing for each reporting unit that has goodwill. During the years ended December 31, 2023 and 2022, we had two reporting units, comprised of a reporting unit within the HEYDUDE Brand segment and a reporting unit within the Crocs Brand segment. During the year ended December 31, 2021, we had one reporting unit in our Crocs Brand segment. We perform our indefinite-lived intangible impairment testing at the asset level.

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

For the year ended December 31, 2023, we performed a qualitative and quantitative assessment for the HEYDUDE Brand reporting unit goodwill, and we performed a quantitative assessment for the HEYDUDE Brand indefinite-lived intangible asset. Both quantitative assessments were performed with the assistance of third-party valuation specialists. We performed the quantitative assessment for the HEYDUDE Brand reporting unit goodwill using the discounted cash flow method and the guideline public company method. For the impairment testing of the indefinite-lived trademark, we used the Multi-Period Excess Earnings approach. The primary assumptions developed by management and used in the quantitative assessments of the HEYDUDE Brand reporting unit and indefinite-lived trademark included future revenue growth rates and market-based discount rates. The estimated fair values of the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark exceeded their carrying values.

For the year ended December 31, 2022, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values.

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

Additionally, for the years ended December 31, 2023, 2022, and 2021, we performed a qualitative assessment for the goodwill in our Crocs Brand segment, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value.

We did not record any impairment charges in the years ended December 31, 2023, 2022, or 2021 based on the results of our goodwill and indefinite-lived intangible assets impairment testing. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies and Note 5 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to our goodwill and indefinite-lived intangible assets.

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

In 2023, we recorded non-cash impairments of $9.3 million related to our former corporate headquarters. In 2022 and 2021, we did not record impairments to reduce the net carrying value of certain long-lived assets. See Note 8 — Fair Value Measurements in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

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

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns and allowances may be caused by many factors, including, but not limited to whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns, allowances, discounts, and rebates have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns and allowances as of December 31, 2023 would have had an insignificant impact on our 2023 revenues.

See Schedule II in Part IV - Item 15. Exhibits, Financial Statement Schedule to the accompanying consolidated financial statements of this Annual Report on Form 10-K for an analysis of the activity in our reserves for uncollectible accounts receivable, sales returns, allowances, and discounts.

Income Taxes

Intellectual Property Income Tax Implications

During 2023, we completed intra-entity transfers of certain intellectual property (“IP”) rights primarily to align with current and future international operations. These transactions were executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. Foreign deferred tax assets increased by $611.4 million, inclusive of the reversal of certain deferred tax liabilities. This benefit was offset by an increase in uncertain tax positions of $318.6 million, and an incremental valuation allowance of $164.0 million for amounts not more-likely-than-not to be realized based on available objective evidence. As such, a net change in deferred tax asset of $128.9 million was recognized along with a corresponding foreign income tax benefit.

In 2020 and in 2021, we also completed transactions that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of that IP. These transactions were also executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. As of December 31, 2021, the related net deferred tax asset was $490.2 million, net of a reserve for uncertain tax positions of $206.0 million. As of December 31, 2022, the related net deferred tax asset was $438.5 million, net of a reserve for uncertain tax positions of $194.4 million. As of December 31, 2023, the related net deferred tax asset was $427.1 million, net of a reserve for uncertain tax positions of $200.5 million.

In order to support and sustain the amortizable tax basis for these transactions (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands and Singapore. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands and Singapore subsidiaries serve as the primary corporate headquarters outside of the U.S. and already perform significant functions in support of the economic ownership of the IP. In 2023, we undertook many additional activities to align business operations that support the economic substance of the IP.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2023, which are considered to be indefinitely reinvested outside of the U.S.

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

As of December 31, 2023, we had borrowings with a face value of $1,713.3 million, comprised of the Notes, which carry a fixed interest rate, the Term Loan B Facility (as in effect prior to the February 2024 Amendment), the Revolving Facility, and borrowings under our Asia revolving facility. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of December 31, 2023. As of December 31, 2022, we had long-term borrowings with a face value of $2,379.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility (as in effect prior to the February 2024 Amendment) and Revolving Facility would increase our interest expense over the next twelve months by $10.1 million based on the balances outstanding for these borrowings as of December 31, 2023.

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

An increase of 1% of the value of the USD relative to foreign currencies would have decreased our revenues and income before taxes during the year ended December 31, 2023 by approximately $13.8 million and $2.1 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we enter into forward contracts to buy and sell foreign currency. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on this Form 10-K. As of December 31, 2023, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $185.0 million. The fair value of these contracts at December 31, 2023 was an asset of $1.4 million and an insignificant liability. See Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of risks to our business and financial results associated with foreign currencies.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the USD. As of December 31, 2023, a 10% appreciation in the value of the USD would result in a net decrease in the fair value of our derivative portfolio of approximately $1.5 million.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statements of operations for the years ended December 31, 2023 and 2022.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

Internal controls over the HEYDUDE financial processes have been implemented and are included in Management’s Evaluation of Disclosure Controls and Procedures for the year ended December 31, 2023. This process resulted in additions and changes to our internal control over financial reporting. Except as described herein, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a through 15(f) and 15(d) through 15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 15, 2024

ITEM 9B. Other Information

(a) On February 13, 2024, the Company, the subsidiary guarantors party thereto and Citibank, N.A., as administrative agent (the “Administrative Agent”), entered into a Refinancing Amendment (the “February 2024 Amendment”) to the Term Loan B Credit Agreement, dated February 17, 2022, among Crocs, Inc., the lenders from time to time party thereto and the Administrative Agent (as amended, restated, supplemented, waived or otherwise modified from time to time prior to the date hereof, the “Existing Term Loan B Credit Agreement,” and the Existing Term Loan B Credit Agreement, as amended by the February 2024 Amendment, the “Term Loan B Credit Agreement”).

Among other things, the February 2024 Amendment (i) provides for a new $820.0 million tranche of term loans maturing in 2029 (the “2024 Refinancing Term Loans”) and (ii) reduces the interest rate margins applicable to the approximately $820.0 million outstanding under the term loan B facility such that each term loan borrowing which is (1) an alternate base rate borrowing will bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 1.25%, and (2) a term SOFR borrowing will bear interest at a rate per annum equal to (a) the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement), plus (b) 2.25%. The 2024 Refinancing Term Loans replaced and refinanced all outstanding term loans under the Existing Term Loan B Credit Agreement.

The foregoing summary of the February 2024 Amendment does not purport to be complete and is subject to and is qualified in its entirety by the terms of the February 2024 Amendment, which is attached to this Annual Report on Form 10-K as Exhibit 10.12 , and incorporated herein by reference.

(b) In the three months ended December 31, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023, with the exception of those items listed below.

Equity Compensation Plan Information

As shown in the table below, we reserved 0.8 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (3)	839,840	$7.44	3,561,134
Equity compensation plans not approved by stockholders	—	—	—
Total	839,840	$7.44	3,561,134
(1) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2023 and assumes target performance for performance-based equity awards.
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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

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

4.7
Second Supplemental Indenture, dated January 19, 2023, by and among Crocs, Inc., Crocs UK Holdings Limited, Crocs UK Fin Co Limited, Crocs Finance UK Limited, Crocs SG Fin Co. Pte. Ltd. and Crocs Malta Global Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.7 to Crocs, Inc.’s Annual Report on Form 10-K filed on February 16, 2023).

4.8
Second Supplemental Indenture, dated January 19, 2023, by and among Crocs, Inc., Crocs UK Holdings Limited, Crocs UK Fin Co Limited, Crocs Finance UK Limited, Crocs SG Fin Co. Pte. Ltd. and Crocs Malta Global Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.8 to Crocs, Inc.’s Annual Report on Form 10-K filed on February 16, 2023).

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

10.11	##
Refinancing Amendment, dated as of August 8, 2023, by and among Crocs, Inc., a Delaware corporation, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on August 8, 2023).

10.12	## †
2024 Refinancing Amendment, dated as of February 13, 2024, by and among Crocs, Inc., a Delaware corporation, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent, and each of the lenders party thereto.

Exhibit Number		Description
10.13	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on October 4, 2018).

10.14	*
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

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

97	* †	Incentive Compensation Recovery Policy.

101.INS	†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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
† Filed herewith.
+ Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 15, 2024.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024
Andrew Rees

/s/ ANNE MEHLMAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2024
Anne Mehlman

/s/ THOMAS J. SMACH	Chairman of the Board	February 15, 2024
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 15, 2024
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 15, 2024
Ronald L. Frasch

/s/ CHARISSE FORD HUGHES	Director	February 15, 2024
Charisse Ford Hughes

/s/ BETH J. KAPLAN	Director	February 15, 2024
Beth J. Kaplan

/s/ JOHN REPLOGLE	Director	February 15, 2024
John Replogle

/s/ NEERAJ TOLMARE	Director	February 15, 2024
Neeraj Tolmare

/s/ DOUGLAS J. TREFF	Director	February 15, 2024
Douglas J. Treff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

During 2023, the Company completed intra-entity transfers of certain intellectual property (“IP”) rights primarily to align with current and future international operations. These transactions were executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from actual results. Foreign deferred tax assets increased by $611.4 million, inclusive of the reversal of certain deferred tax liabilities. This benefit was offset by an increase in uncertain tax positions of $318.6 million, and an incremental valuation allowance of $164.0 million for amounts not more-likely-than-not to be realized based on available objective evidence. As such, a net change in deferred tax asset of $128.9 million was recognized along with a corresponding foreign income tax benefit.

We identified management’s valuation of the deferred tax asset and related uncertain tax positions resulting from the Company’s transfer of certain intellectual property to its Netherlands and Singapore subsidiaries as a critical audit matter because of the significant judgments and estimates that were required to be made by management to properly value the deferred tax asset and uncertain tax positions. The judgments and estimates were related to the Company’s interpretation of related tax laws and regulations, as well as the use of estimates and assumptions regarding future events.

As a result, we utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value and transfer pricing specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for the measurement of the deferred tax asset related to the forecasts of future revenue growth and the selection of the discount rate. We also utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate whether management’s judgments in interpreting and applying tax laws and estimates and assumptions regarding future settlements were appropriate in determining the value of the uncertain tax positions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures, performed with the assistance of our fair value, tax, and transfer pricing specialists, related to the Company’s evaluation of the deferred tax asset resulting from the intra-entity IP transfers included the following, among others:

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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by testing the determination of the long-term growth rate.
•With the assistance of our tax and transfer pricing specialists, we evaluated the measurement of uncertain tax positions. Our procedures included the following, among others:
–Reviewed the Company’s analysis of the uncertain tax positions and evaluated the reasonableness of the assumptions and calculations the Company used to develop the amount of the related uncertain tax positions.
–Obtained the Company’s supporting documentation to assess the technical tax merits applicable to Dutch, Singapore, and international tax and transfer pricing standards, the more-likely-than-not recognition and measurement thresholds and evaluated the application of these relevant tax laws in the Company’s recognition determination.
–Evaluated the Company’s measurement of the liability using our knowledge of international, domestic, and local income tax laws, as well as settlement activity from the relevant income tax authorities.
–Tested the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developed a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 15, 2024

We have served as the Company's auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$3,962,347	$3,554,985	$2,313,416
Cost of sales	1,752,337	1,694,703	893,196
Gross profit	2,210,010	1,860,282	1,420,220
Selling, general and administrative expenses	1,163,940	1,009,526	737,156
Asset impairments	9,287	—	—
Income from operations	1,036,783	850,756	683,064
Foreign currency gains (losses), net	(1,240)	3,228	(140)
Interest income	2,406	1,020	775
Interest expense	(161,351)	(136,158)	(21,647)
Other income (expense), net	(326)	(338)	1,797
Income before income taxes	876,272	718,508	663,849
Income tax expense (benefit)	83,706	178,349	(61,845)
Net income	$792,566	$540,159	$725,694
Net income per common share:
Basic	$12.91	$8.82	$11.62
Diluted	$12.79	$8.71	$11.39
Weighted average common shares outstanding:
Basic	61,386	61,220	62,464
Diluted	61,952	62,006	63,718
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$792,566	$540,159	$725,694
Other comprehensive income, net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(281)	(576)	—
Reclassification adjustment for realized gains (losses) on derivative instruments	563	—	—
Net increase (decrease) from derivatives designated as hedging instruments	282	(576)	—
Foreign currency gains (losses), net	7,441	(17,929)	(20,484)
Reclassification of foreign currency translation gain (loss) to income (1)	—	(8,148)	—
Total comprehensive income, net of tax	$800,289	$513,506	$705,210
(1) Represents the reclassification of a cumulative foreign currency translation adjustment upon substantial liquidation of foreign subsidiaries which is presented within ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$149,288	$191,629
Restricted cash — current	2	2
Accounts receivable, net of allowances of $27,591 and $24,493, respectively	305,747	295,594
Inventories	385,054	471,551
Income taxes receivable	4,413	14,752
Other receivables	21,071	18,842
Prepaid expenses and other assets	45,129	33,605
Total current assets	910,704	1,025,975
Property and equipment, net	238,315	181,529
Intangible assets, net	1,792,562	1,800,167
Goodwill	711,588	714,814
Deferred tax assets, net	667,972	528,278
Restricted cash	3,807	3,254
Right-of-use assets	287,440	239,905
Other assets	31,446	7,875
Total assets	$4,643,834	$4,501,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,978	$230,821
Accrued expenses and other liabilities	285,771	239,424
Income taxes payable	65,952	89,211
Current borrowings	23,328	24,362
Current operating lease liabilities	62,267	57,456
Total current liabilities	698,296	641,274
Deferred tax liabilities, net	12,912	302,030
Long-term income taxes payable	565,171	224,837
Long-term borrowings	1,640,996	2,298,027
Long-term operating lease liabilities	269,769	215,119
Other liabilities	2,767	2,579
Total liabilities	3,189,911	3,683,866
Stockholders’ equity:
Common stock, par value $0.001 per share, 110.1 million and 109.5 million issued, 60.5 million and 61.7 million shares outstanding, respectively	110	110
Treasury stock, at cost, 49.6 million and 47.7 million shares, respectively	(1,888,869)	(1,695,501)
Additional paid-in capital	826,685	797,614
Retained earnings	2,611,765	1,819,199
Accumulated other comprehensive loss	(95,768)	(103,491)
Total stockholders’ equity	1,453,923	817,931
Total liabilities and stockholders’ equity	$4,643,834	$4,501,797
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	38,122	—	—	38,122
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	716	1	209	(20,119)	235	—	—	(19,883)
Repurchases of common stock	(8,242)	—	8,242	(975,294)	(24,706)	—	—	(1,000,000)
Net income	—	—	—	—	—	725,694	—	725,694
Other comprehensive loss	—	—	—	—	—	—	(20,484)	(20,484)
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	31,303	—	—	31,303
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	567	1	147	(11,239)	(118)	—	—	(11,356)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	540,159	—	540,159
Other comprehensive loss	—	—	—	—	—	—	(26,653)	(26,653)
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	29,072	—	—	29,072
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	427	—	147	(17,086)	(1)	—	—	(17,087)
Repurchases of common stock, including excise tax	(1,681)	—	1,681	(176,282)	—	—	—	(176,282)
Net income	—	—	—	—	—	792,566	—	792,566
Other comprehensive income	—	—	—	—	—	—	7,723	7,723
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$792,566	$540,159	$725,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,304	39,229	31,976
Loss on disposal of assets	419	9,063	310
Operating lease cost	79,543	66,012	58,283
Inventory donations	2,078	2,770	1,264
Provision (recovery) for doubtful accounts, net	3,568	1,101	(2,629)
Share-based compensation	29,072	31,303	38,122
Asset impairments	9,287	—	—
Deferred taxes	(410,319)	(4,760)	(241,283)
Other non-cash items	3,401	9,947	(46)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowances	(13,317)	(56,766)	(35,063)
Inventories	86,350	(91,614)	(43,063)
Prepaid expenses and other assets	(31,839)	(14,435)	(6,212)
Accounts payable	37,197	41,701	34,868
Accrued expenses and other liabilities	46,695	38,629	38,448
Right-of-use assets and operating lease liabilities	(75,107)	(63,355)	(52,752)
Income taxes	316,546	54,158	19,248
Cash provided by operating activities	930,444	603,142	567,165
Cash flows from investing activities:
Purchases of property, equipment, and software	(115,625)	(104,190)	(55,916)
Acquisition of HEYDUDE, net of cash acquired	—	(2,046,881)	—
Other	(46)	(20)	(9)
Cash used in investing activities	(115,671)	(2,151,091)	(55,925)
Cash flows from financing activities:
Proceeds from notes issuance	—	—	700,000
Proceeds from bank borrowings	257,905	2,169,898	390,000
Repayments of bank borrowings	(923,703)	(575,285)	(485,000)
Deferred debt issuance costs	(1,736)	(53,596)	(14,755)
Repurchases of common stock	(175,019)	—	(1,000,000)
Repurchases of common stock for tax withholding	(17,086)	(11,477)	(20,119)
Other	—	119	236
Cash provided by (used in) financing activities	(859,639)	1,529,659	(429,638)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,078	(3,750)	(3,950)
Net change in cash, cash equivalents, and restricted cash	(41,788)	(22,040)	77,652
Cash, cash equivalents, and restricted cash — beginning of year	194,885	216,925	139,273
Cash, cash equivalents, and restricted cash — end of year	$153,097	$194,885	$216,925

Cash paid for interest	$151,621	$127,809	$10,210
Cash paid for income taxes	179,721	130,084	159,680
Cash paid for operating leases	74,729	62,852	61,412
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	120,865	137,554	55,035
Accrued purchases of property, equipment, and software	7,668	18,245	15,831
Share issuance at Acquisition	—	270,396	—
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “we,” “us,” or “our” includes Crocs, Inc. and its consolidated subsidiaries within our reportable operating segments and corporate operations. We are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for all. We strive to be the global leader in the sale of casual footwear characterized by functionality, comfort, color, and lightweight design.

On February 17, 2022, we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.”

Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. See Note 17 — Operating Segments and Geographic Information for additional information.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns and allowances, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, goodwill, and indefinite-lived intangible assets, and purchase price allocation for the Acquisition, as described in Note 3 — Acquisition of HEYDUDE, are reasonable based on information available at the time they are made.

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

Reclassifications

We have reclassified certain amounts in Note 6 — Accrued Expenses and Other Liabilities, Note 12 — Revenues, and Note 17 — Operating Segments and Geographic Information to conform to current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. We report receivables from credit card companies in cash and cash equivalents.

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

The excess of the purchase price over the fair value of acquired net assets represents goodwill. Our goodwill balance as of December 31, 2023 was $711.6 million and primarily related to the acquisition of HEYDUDE during the year ended December 31, 2022. As of December 31, 2023, a goodwill amount of $710.0 million was assigned to the HEYDUDE Brand segment and consisted of the acquired workforce and economies of scale resulting from the Acquisition.

When performing our annual test for impairment, we may assess goodwill and indefinite-lived intangible assets for potential impairment using either a qualitative or quantitative assessment. Significant judgments and assumptions are required in such impairment evaluations. For the quantitative assessment, we compare the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. For the year ended December 31, 2023, we performed a qualitative and quantitative assessment for the HEYDUDE Brand reporting unit goodwill, and we performed a quantitative assessment for the HEYDUDE Brand indefinite-lived intangible assets. The estimated fair values of the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark exceeded their carrying values. For the year ended December 31, 2022, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values. Additionally for the years ended December 31, 2023, 2022, and 2021, we performed a qualitative assessment for the goodwill in our Crocs Brand segment, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value. We did not record any impairment charges in the years ended December 31, 2023, 2022, or 2021 based on the results of our goodwill and indefinite-lived intangible assets impairment testing.

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

We also capitalize certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are amortized on a straight-line basis over the expected length of the related contract and are reported as a component of ‘Other assets’ in the consolidated balance sheets.

Amortization of capitalized software used in warehouse- and distribution-related activities is included in ‘Cost of sales’ in the consolidated statements of operations. Amortization related to corporate and non-product, assets, such as our global information systems, is included in ‘Selling, general, and administrative expenses’ in the consolidated statements of operations.

Leases

Our lease portfolio consists primarily of real estate assets, which includes retail, warehouse, distribution center, and office spaces, under operating leases expiring at various dates through 2034. Leases with an original term of twelve months or less are not reported in the consolidated balance sheets; expense for these short-term leases is recognized on a straight-line basis over the lease term.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2023 or 2022.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2023 and 2022. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of December 31, 2023, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of December 31, 2023. We are exposed to fluctuations in various foreign currencies against our functional currency, the USD. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

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

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $317.4 million, $260.8 million, and $172.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Research, Design and Development Expenses

We continue to dedicate resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $21.4 million, $18.7 million, and $13.7 million in research, design, and development activities for the years ended December 31, 2023, 2022, and 2021, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

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
2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes

The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were signed into law on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The corporate alternative minimum tax and stock repurchase excise tax were effective as of January 1, 2023 and are the main provisions that are applicable to us. We are currently monitoring the impact of both the CHIPS and IRA but do not expect that any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable. Additionally, we resumed our share repurchase program in July 2023. As such, we began recognizing an accrual for the new stock repurchase excise tax, which did not have a material impact on our consolidated financial position.

New Accounting Pronouncements Not Yet Adopted

Pillar Two Global Minimum Tax

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by 2024. We are continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

Income Taxes: Improvements to Income Tax Disclosure

In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the disclosure of rate reconciliation and income taxes paid. This guidance becomes effective for annual periods beginning after December 15, 2024 with early adoption permitted and should be applied on a prospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued authoritative guidance related to the segment disclosures. This guidance becomes effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted and should be applied on a retrospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

New pronouncements issued but not effective until after December 31, 2023 are not expected to have a material impact on our consolidated financial statements.

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

Purchase Price Allocation

The Acquisition was accounted for in accordance with the ASC Topic 805 Business Combinations. As a result, we have applied acquisition accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Date. For certain assets and liabilities, those fair values were consistent with historical carrying values. The fair value of inventory was determined using both a market approach and a cost approach. With respect to intangible assets, the estimated fair value was based on the Multi-Period Excess Earnings approach for the trademark and the distributor method for the customer relationships. These models used primarily Level 2 and Level 3 inputs, including an estimate of future revenues, future cash flows, and discount rates.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net	68,698
Inventories	155,773
Prepaid expenses and other assets (1)	7,880
Intangible assets	1,780,000
Goodwill (1) (2)	710,034
Right-of-use assets	2,844
Accounts payable (2)	(30,017)
Accrued expenses and other liabilities	(18,860)
Income taxes payable	(30,572)
Long-term deferred tax liability	(312,656)
Long-term income taxes payable	(13,004)
Operating lease liabilities	(2,843)
Net assets acquired	$2,323,509
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

Goodwill

The excess of the purchase price over the fair value of the acquired business’ net assets represents goodwill. The goodwill amount of $710.0 million at December 31, 2023 includes an aggregate adjustment of $3.3 million recorded in the three months March 31, 2023 as a result of changes to preliminary valuation estimates. The total goodwill amount acquired was assigned to the HEYDUDE reporting segment. None of the goodwill will be deductible for income tax purposes. The purchase price allocation was finalized during the three months ended March 31, 2023.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers. As of December 31, 2023, a substantial portion of the Escrow Amount remained in the escrow account in connection with claims that were noticed prior to the date that was 18 months after the Acquisition Date but was not yet resolved by that date, as provided in the SPA. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the year ended December 31, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our consolidated statement of operations. During the year ended December 31, 2023, no Acquisition-related costs were recognized. During the year ended December 31, 2022, there were approximately $25.7 million of Acquisition-related costs recognized. These costs represent legal, professional, and transaction fees.

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenues	$3,645,291	$2,894,094
Net income	614,463	706,853

4. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2023	2022
	(in thousands)
Machinery and equipment	$163,919	$146,821
Leasehold improvements	149,132	76,363
Furniture, fixtures, and other	32,356	26,782
Construction-in-progress	13,418	28,699
Property and equipment	358,825	278,665
Less: Accumulated depreciation and amortization	(120,510)	(97,136)
Property and equipment, net	$238,315	$181,529

Asset Retirement Obligations

We are contractually obligated, under certain of our lease agreements, to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. Asset retirement obligations were not significant to the consolidated balance sheets in the years ended December 31, 2023 or 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of sales	$18,809	$10,043	$6,234
Selling, general and administrative expenses	12,876	9,599	8,708
Total depreciation and amortization expense	$31,685	$19,642	$14,942

Disposals of Property and Equipment and Intangible Assets

During the years ended December 31, 2023, 2022, and 2021, we recognized net losses on disposals of property and equipment and intangible assets of $0.4 million, $1.0 million, and $0.3 million, respectively. Gains and losses on disposals of property and equipment and intangible assets are included in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

Additionally, we impaired our leasehold improvement assets for our former corporate headquarters in the year ended December 31, 2023, as described in Note 8 — Fair Value Measurements.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill for the years ended December 31, 2023 and 2022 were:

Goodwill
(in thousands)
Balance at December 31, 2021	$1,600
HEYDUDE Acquisition	713,308
Foreign currency translation (1)	(94)
Balance at December 31, 2022	714,814
HEYDUDE valuation adjustment (2)	(3,274)
Foreign currency translation (1)	48
Balance at December 31, 2023	$711,588
(1) Foreign currency translation only relates to the goodwill in our Crocs Brand operating segment, as described below.
(2) We acquired HEYDUDE on February 17, 2022, and the purchase price allocation was finalized during the year ended December 31, 2023, resulting in a change to the goodwill balance. During the year ended December 31, 2023, there were valuation adjustments that resulted in a net decrease to goodwill of $3.3 million. Refer to Note 3 — Acquisition of HEYDUDE for additional details.

At December 31, 2023, accumulated goodwill impairment was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2023			December 31, 2022
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$136,343	$(108,675)	$27,668	$132,295	$(109,227)	$23,068
Customer relationships	210,000	(26,250)	183,750	210,000	(12,250)	197,750
Patents, copyrights, and trademarks	5,055	(3,686)	1,369	5,124	(3,537)	1,587
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	1,570,000	1,570,000	—	1,570,000
In progress	8,562	—	8,562	7,537	—	7,537
Other	1,213	—	1,213	225	—	225
Total	$1,931,173	$(138,611)	$1,792,562	$1,925,181	$(125,014)	$1,800,167

At December 31, 2023, the weighted average remaining useful life of intangibles subject to amortization was approximately 13.6 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of sales	$3,080	$2,366	$4,779
Selling, general and administrative expenses	19,539	17,221	12,255
Total amortization expense	$22,619	$19,587	$17,034

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2023
(in thousands)
2024	$22,778
2025	21,582
2026	20,073
2027	18,080
2028	16,060
Thereafter	114,214
Total	$212,787

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2023	2022
	(in thousands)
Professional services	$80,986	$45,351
Accrued compensation and benefits	70,245	55,474
Return liabilities	38,644	27,651
Sales/use and value added taxes payable	23,768	27,249
Fulfillment, freight, and duties	22,269	41,646
Royalties payable and deferred revenue	15,053	10,528
Accrued rent and occupancy	8,246	8,972
Accrued legal fees (1)	2,546	2,602
Other (1)	24,014	19,951
Total accrued expenses and other liabilities	$285,771	$239,424
(1) Amounts as of December 31, 2022 have been reclassified to conform to current period presentation.

7. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the consolidated balance sheets were:

	December 31,
	2023	2022
	(in thousands)
Assets:
Right-of-use assets	$287,440	$239,905
Liabilities:
Current operating lease liabilities	$62,267	$57,456
Long-term operating lease liabilities	269,769	215,119
Total operating lease liabilities	$332,036	$272,575

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ were:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$79,543	$66,012
Short-term lease cost	13,258	9,590
Variable lease cost	44,706	37,536
Total lease costs	$137,507	$113,138

The weighted average remaining lease term and discount rate related to our lease liabilities as of December 31, 2023 were 7.1 years and 5.5%, respectively. As of December 31, 2022, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.9 years and 3.9%, respectively.

We also impaired our right-of-use asset for our former corporate headquarters, as described in Note 8 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of December 31, 2023
(in thousands)
2024	$71,524
2025	62,169
2026	51,131
2027	45,008
2028	36,156
Thereafter	139,898
Total future minimum lease payments	405,886
Less: imputed interest	(73,850)
Total operating lease liabilities	$332,036

8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of our derivative instruments. Our derivative instruments are forward foreign currency exchange contracts. We manage credit risk of our derivative instruments on the basis of our net exposure with our counterparty. All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2023 and 2022, netted by counterparty. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at December 31, 2023 and an insignificant asset and an insignificant liability at December 31, 2022. See Note 9 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Asia revolving facilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. During the year ended December 31, 2022, we entered into a credit agreement for an aggregate term loan B facility in the principal amount of $2.0 billion (the “Term Loan B Facility”), as described in more detail in Note 10 — Borrowings. The Term Loan B Facility is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at December 31, 2023 and 2022 based on interest rates currently available to us for similar borrowings. The carrying values and fair values of our borrowing instruments as of December 31, 2023 and 2022 were:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$820,000	$824,100	$1,675,000	$1,642,547
2029 Notes	350,000	313,987	350,000	297,596
2031 Notes	350,000	296,742	350,000	284,240
Revolving Facility	190,000	190,000	—	—

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Leasehold improvement assets impairment (1)	$1,007	$—	$—
Right-of-use assets impairment (1)	8,280	—	—
Total asset impairments	$9,287	$—	$—
(1) During the year ended December 31, 2023, we recognized an impairment of $9.3 million for our former corporate headquarters in Broomfield, Colorado.

9. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2023, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-

functional currencies, and cash flow hedges (“hedged derivatives”), which are used to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. During the year ended December 31, 2023 and December 31, 2022, there was a loss of $0.8 million and $0.5 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of less than $0.1 million will be reclassified to the consolidated statement of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the consolidated balance sheets and were:

	December 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$2,850	$(1,333)	$345	$(360)
Hedged derivatives:
Cash flow foreign currency contracts	142	(229)	348	(1,116)
Total derivatives	2,992	(1,562)	693	(1,476)
Netting of counterparty contracts	(1,547)	1,547	(345)	345
Total derivatives, net of counterparty contracts	$1,445	$(15)	$348	$(1,131)

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$41,441	$1,507	$26,760	$207
Euro	30,757	1,343	5,068	(29)
British Pound Sterling	17,662	(835)	14,509	128
South Korean Won	9,759	(428)	18,403	(320)
Indian Rupee	5,291	(23)	24,945	(10)
Japanese Yen	969	(47)	8,953	9
Total non-hedged derivatives	105,879	1,517	98,638	(15)
Hedged derivatives:
Euro	40,014	(186)	51,914	(360)
British Pound Sterling	22,320	135	23,025	235
South Korean Won	11,093	(42)	12,285	(756)
Indian Rupee	5,703	6	7,203	113
Total hedged derivatives	79,130	(87)	94,427	(768)
Total derivatives	$185,009	$1,430	$193,065	$(783)

Latest maturity date, non-hedged derivatives	January 2024		April 2023
Latest maturity date, hedged derivatives	December 2024		June 2023

Amounts reported in ‘Foreign currency gains (losses), net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Foreign currency transaction gains (losses)	$(1,992)	$(2,858)	$100
Foreign currency forward exchange contracts gains (losses)	752	6,086	(240)
Foreign currency gains (losses), net	$(1,240)	$3,228	$(140)

10. BORROWINGS

Our long-term borrowings were as follows:

		Stated Interest Rate	Effective Interest Rate	December 31,
	Maturity			2023	2022
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			820,000	1,675,000
Revolving Facility				190,000	—
Total face value of long-term borrowings				1,710,000	2,375,000
Less:
Unamortized issuance costs				49,004	56,973
Current portion of long-term borrowings (1)				20,000	20,000
Total long-term borrowings				$1,640,996	$2,298,027
(1) Represents the current portion of the borrowings on the Term Loan B facility.

At December 31, 2023 and 2022, $10.7 million and $10.8 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At December 31, 2023, we had $190.0 million outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2023 and 2022, we had $558.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition, which was amended on August 8, 2023 (the “August 2023 Amendment”) (the Original Term Loan B Credit Agreement, as amended by the Amendment, the “Existing Term Loan B Credit Agreement”).

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Among other things, the August 2023 Amendment provided for a new $1.18 billion tranche of term loans (the “2023 Refinancing Term Loans” and, such facility, the “Term Loan B Facility”), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Existing Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Pursuant to the reduced interest rate margins applicable to the 2023 Refinancing Term Loans, each term loan borrowing which was an alternate base rate borrowing bore interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.00%. Each term loan borrowing which was a term SOFR borrowing bore interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Existing Term Loan B Credit Agreement) plus 3.00%.

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September, and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of December 31, 2023, we had $820.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Existing Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2023, we were in compliance with all financial covenants under the Existing Term Loan B Credit Agreement.

Subsequently, on February 13, 2024, the Company, the subsidiary guarantors party thereto and Citibank, N.A., as administrative agent (the “Administrative Agent”), entered into a Refinancing Amendment (the “February 2024 Amendment”) to the Existing Term Loan B Credit Agreement (as amended by the February 2024 Amendment, the “Term Loan B Credit Agreement”). Among other things, the February 2024 Amendment (i) provides for a new $820.0 million tranche of term loans maturing in 2029 (the “2024 Refinancing Term Loans”) and (ii) reduces the interest rate margins applicable to the approximately $820.0 million outstanding under the term loan B facility such that each term loan borrowing which is (1) an alternate base rate borrowing will bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 1.25%, and (2) a term SOFR borrowing will bear interest at a rate per annum equal to (a) the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement), plus (b) 2.25%. The 2024 Refinancing Term Loans replaced and refinanced all outstanding term loans under the Existing Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the year ended December 31, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million at current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $15.0 million. For RMB loans under the CMBC Facility, interest was based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is mutually agreed upon prior to utilization of a loan.

As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility, which became due in January 2024. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2023, we were in compliance with all financial covenants under the Notes.

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

During the year ended December 31, 2023 we repurchased 1.7 million shares of our common stock at a cost of $175.0 million, including commissions. As of December 31, 2023, we also recorded an accrual for the stock repurchase excise tax of $1.3 million, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our consolidated balance sheet. During the year ended December 31, 2022, we did not repurchase any shares of our common stock.

As of December 31, 2023, we had remaining authorization to repurchase approximately $875.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

Preferred Stock

We have authorized and available for issuance 5.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized as Series A Convertible Preferred Stock with a par value of $0.001 per share and none were issued and outstanding as of December 31, 2023.

12. REVENUES

Revenues by reportable operating segment and by channel were:

	Year Ended December 31,
	2023	2022	2021

Crocs Brand:
North America:
Wholesale	$652,943	$644,215	$674,230
Direct-to-consumer	1,124,942	1,000,441	879,748
Total North America (1)	1,777,885	1,644,656	1,553,978
International:
Wholesale	840,594	733,087	499,851
Direct-to-consumer	394,475	281,382	259,587
Total International	1,235,069	1,014,469	759,438
Total Crocs Brand	$3,012,954	$2,659,125	$2,313,416

Crocs Brand:
Total Wholesale	$1,493,537	$1,377,302	$1,174,081
Total Direct-to-consumer	1,519,417	1,281,823	1,139,335
Total Crocs Brand	3,012,954	2,659,125	2,313,416
HEYDUDE Brand:
Wholesale	566,937	574,140	—
Direct-to-consumer	382,456	321,720	—
Total HEYDUDE Brand (2)	949,393	895,860	—
Total consolidated revenues	$3,962,347	$3,554,985	$2,313,416
(1) North America includes the United States and Canada.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period, and there are no comparative amounts for the year ended December 31, 2021. The vast majority of HEYDUDE Brand revenues are derived from North America.

Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the years ended December 31, 2023, 2022, and 2021, we recognized no changes to estimates for wholesale or direct-to-consumer revenues.

We have also elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred because the related amortization period is short-term. These costs are reported within ‘Selling, general and administrative expenses’ in our consolidated statements of operations.

The following is a description of our principal revenue-generating activities by distribution channel. We have two reportable operating segments and sell our products using two primary distribution channels. For more detailed information about reportable operating segments, see Note 17 — Operating Segments and Geographic Information.

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

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons and payments received in advance of delivery. As products are shipped and control transfers, we recognize the deferred revenue in ‘Revenues’ in the consolidated statements of operations. At December 31, 2023 and 2022, we recorded an insignificant amount and $6.8 million, respectively, of deferred revenues associated with advance customer deposits in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At December 31, 2023 and 2022, $38.6 million and $27.7 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

13. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan. We account for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2023, 3.6 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The majority of share-based compensation expense is reported in our consolidated statements of operations as ‘Selling, general and administrative expenses’ with an insignificant amount recorded within ‘Cost of sales.’

Stock Option Activity

Stock option activity during the year ended December 31, 2023 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2022	210	$7.44	4.28	$21,208
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2023	210	$7.44	3.28	$18,053
Exercisable at December 31, 2023	210	$7.44	3.28	$18,053
Vested at December 31, 2023	210	$7.44	3.28	$18,053

No stock options were granted during 2023, 2022, or 2021. No stock options were exercised during 2023. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.4 million and $0.8 million, respectively. During the years ended December 31, 2022 and 2021, we received $0.1 million, and $0.2 million cash, respectively, in connection with the exercise of stock options. As of December 31, 2023, we did not have any unrecognized share-based compensation expense related to unvested options.

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

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During each of the years ended December 31, 2023, 2022, and 2021, we granted 0.2 million service-condition RSUs.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee of our Board of Directors and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for our probable expected performance level against performance goals at the end of each reporting period. We also periodically grant market-condition RSUs to certain executives. The grant date fair value and derived service period for market-condition RSUs are estimated using a Monte Carlo simulation model. During the years ended December 31, 2023, 2022, and 2021, we granted 0.2 million, 0.3 million, and 0.5 million performance- and market-condition RSUs, respectively.

RSA and RSU activity during the year ended December 31, 2023 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2022	5	$51.13	1,181	$62.93
Granted	4	105.95	440	122.97
Vested	(7)	69.62	(558)	55.68
Forfeited	—	—	(216)	83.58
Unvested at December 31, 2023	2	$105.95	847	$94.05

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2023, 2022, and 2021 was $105.95, $51.13, and $88.68 per share, respectively. RSAs vested during the years ended December 31, 2023, 2022, and 2021 consisted entirely of service-condition awards. The total grant date fair value of RSAs vested in the years ended December 31, 2023, 2022, and 2021 was $0.5 million, $0.3 million and $0.4 million, respectively.

As of December 31, 2023, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.5 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $122.97, $76.06, and $76.28 per share, respectively. RSUs vested during the year ended December 31, 2023 consisted of 0.3 million service-condition awards and 0.3 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2022 consisted of 0.3 million service-condition awards and 0.4 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2021 consisted of 0.4 million service-condition awards and 0.5 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $31.1 million, $29.7 million and $24.9 million, respectively.

As of December 31, 2023, unrecognized share-based compensation expenses for service-condition RSUs were $24.7 million and for performance- and market-condition RSUs were $8.9 million, and are expected to amortize over remaining weighted average periods of 1.7 years and 1.5 years, respectively.

14. INCOME TAXES

During the three months ended December 31, 2023, we completed intra-entity transfers of certain intellectual property rights primarily to align with current and future international operations. Each transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. Foreign deferred tax assets increased by $611.4 million, inclusive of the reversal of certain deferred tax liabilities. This benefit was offset by an increase in uncertain tax positions of $318.6 million, and an incremental valuation allowance of $164.0 million for amounts not more-likely-than-not to be realized based on available objective evidence. As such, a net change in deferred tax asset of $128.9 million was recognized along with a corresponding foreign income tax benefit.

During 2020 and 2021, we completed an intra-entity transfer of certain intellectual property rights primarily to align with current and future international operations. The transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain, and, therefore, may ultimately differ materially from our actual results.

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

In order to support and sustain the amortizable tax basis for these transactions (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands and Singapore. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands and Singapore subsidiaries serve as the primary corporate headquarters outside of the U.S. and already perform significant functions in support of the economic ownership of the IP. In 2023, we undertook many additional activities to align business operations that support the economic substance of the IP.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income before taxes:
U.S.	$309,098	$312,501	$510,706
Foreign	567,174	406,007	153,143
Total income before taxes	$876,272	$718,508	$663,849
Income tax expense (benefit):
Current income taxes:
U.S. federal	$85,075	$76,092	$94,548
U.S. state	21,884	19,257	28,460
Foreign	387,066	87,760	56,430
Total current income taxes	494,025	183,109	179,438
Deferred income taxes:
U.S. federal	(12,873)	(12,032)	791
U.S. state	(1,662)	861	32
Foreign	(395,784)	6,411	(242,106)
Total deferred income taxes	(410,319)	(4,760)	(241,283)
Total income tax expense (benefit)	$83,706	$178,349	$(61,845)

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$184,017	21.0%	$150,887	21.0%	$139,408	21.0%
State income tax rate, net of federal benefit	16,854	1.9%	15,981	2.2%	22,952	3.5%
Foreign income tax rate differential	31,495	3.6%	12,405	1.7%	18,890	2.8%
GILTI, net	44,003	5.0%	4,834	0.7%	14,157	2.1%
Non-deductible / non-taxable items	(1,129)	(0.1)%	3,743	0.5%	9,637	1.5%
Change in valuation allowance	156,312	17.8%	4,414	0.6%	(192,337)	(29.0)%
U.S. tax on foreign earnings	1,752	0.2%	16,822	2.3%	—	—%
Foreign tax credits	(55,648)	(6.4)%	(28,087)	(3.9)%	(19,925)	(3.0)%
Research and development credits	(6,754)	(0.8)%	(5,488)	(0.8)%	(13,104)	(2.0)%
Uncertain tax positions	330,819	37.8%	3,952	0.6%	21,341	3.2%
Share-based compensation	(2,097)	(0.2)%	(1,231)	(0.2)%	(11,930)	(1.8)%
Intra-Entity IP Transfer	(611,403)	(69.8)%	—	—%	(41,858)	(6.3)%
Enacted changes in tax law	—	—%	—	—%	(9,554)	(1.4)%
Other	(4,515)	(0.4)%	117	0.1%	478	0.1%
Effective income tax expense and rate	$83,706	9.6%	$178,349	24.8%	$(61,845)	(9.3)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2023	2022
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$3,248	$3,130
Accruals, reserves, and other expenses	27,914	24,324
Net operating loss	47,951	21,455
Intangible assets	737,976	438,712
Foreign tax credit	28,053	45,746
Operating lease liabilities	71,012	55,624
Other	43,661	25,354
Valuation allowance	(183,545)	(28,118)
Total non-current deferred tax assets	$776,270	$586,227
Non-current deferred tax liabilities:
Unrealized gain on foreign currency	$—	$(1,760)
Property and equipment	(13,948)	(2,381)
Right-of-use assets	(59,806)	(47,641)
Intangible assets	(46,177)	(307,474)
Other	(1,280)	(723)
Total non-current deferred tax liabilities	$(121,211)	$(359,979)

The intra-entity transfers of intellectual property rights resulted in an increase in the intangible assets deferred tax asset of $352.4 million and an increase in the valuation allowance of $163.9 million. The intra-entity transfers of intellectual property rights resulted in a decrease in the intangible asset deferred tax liability of $259.0 million.

During 2023, valuation allowances recorded against deferred tax assets increased by $155.4 million. The change in the valuation allowance includes an increase of $156.3 million related to income tax expense and a decrease of $0.9 million that does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to changes in cumulative translation adjustments. During 2022, valuation allowances increased by $1.7 million. The change in the valuation allowance includes $4.4 million related to income tax benefit and $2.8 million that does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustments.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Separate from the intra-entity transfers of intellectual property rights the company released immaterial valuation allowances in various jurisdictions. Valuation allowances recorded against deferred tax assets increased by a net $155.4 million.

In certain other jurisdictions, we recorded additional attributes, primarily driven by operational losses recognized based on local tax accounting requirements. These carryforwards were generated in jurisdictions where results indicate it is not more likely than not the deferred tax assets would be realized. We maintain a valuation allowance against the majority of these balances.

We have included in the table above deferred tax assets related to U.S. federal tax carryforwards of foreign tax credits and various state tax credits which expire starting in 2030 of $3.8 million and $0 million at December 31, 2023 and 2022, respectively. We have included in the table above deferred tax assets related to U.S. state tax net operating loss carryforwards, some of which expire at various dates beginning in 2034 and others of which do not expire, of $0.3 million and $1.4 million at December 31, 2023 and 2022, respectively. We have recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2024 and those which do not expire of $73.3 million and $66.4 million as of December 31, 2023 and 2022, respectively.

The transition tax in the Tax Act imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2023, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Unrecognized tax benefit as of January 1	$219,363	$218,399	$206,209
Additions in tax positions taken in prior period	3,690	1,697	6,169
Reductions in tax positions taken in prior period	(7)	(904)	(963)
Additions in tax positions taken in current period	325,058	2,948	23,061
Settlements	—	(375)	(763)
Lapse of statute of limitations	(148)	(510)	(342)
Current year acquisitions	—	10,426	—
Cumulative foreign currency translation adjustment	8,526	(12,318)	(14,972)
Unrecognized tax benefit as of December 31	$556,482	$219,363	$218,399

We recorded a net expense of $330.8 million related to increases in 2023 unrecognized tax benefits. The intra-entity transfers of intellectual property rights resulted in an increase in unrecognized tax benefits of $318.6 million. The primary impact of uncertain tax benefits on the rate reconciliation includes net increases in position changes and accrued interest expense.

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

Interest and penalties related to income tax liabilities are included in ‘Income tax expense (benefit)’ in the consolidated statements of operations. For the years ended December 31, 2023, 2022, and 2021, we recorded approximately $3.2 million, $3.8 million, and $1.0 million, respectively, of penalties and interest. During the year ended December 31, 2023, we released $0.1 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $8.8 million, $5.6 million, and $2.0 million, as of December 31, 2023, 2022, and 2021, respectively.

Unrecognized tax benefits of $562.0 million, $222.5 million, and $218.7 million as of December 31, 2023, 2022, and 2021, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2023:

The Netherlands	2011 to 2023
Canada	2015 to 2023
Hong Kong	2020 to 2023
Japan	2015 to 2023
China	2017 to 2023
Singapore	2018 to 2023
United States	2007 to 2023

U.S state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for us are generally subject to examination for the years 2018 to 2023. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, we do not anticipate a significant change in the total amount of unrecognized tax benefits within the next twelve months.

15. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$792,566	$540,159	$725,694
Denominator:
Weighted average common shares outstanding - basic	61,386	61,220	62,464
Plus: Dilutive effect of stock options and unvested restricted stock units	566	786	1,254
Weighted average common shares outstanding - diluted	61,952	62,006	63,718

Net income per common share:
Basic	$12.91	$8.82	$11.62
Diluted	$12.79	$8.71	$11.39

For the years ended December 31, 2023, 2022, and 2021, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2023 and 2022, we had purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $344.3 million and $380.5 million, respectively. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

For all claims and disputes, we have accrued estimated losses of an insignificant amount within ‘Accrued expenses and other liabilities’ in our consolidated balance sheet as of December 31, 2023. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses for claims and other disputes. As of December 31, 2023, we estimated that reasonably possible losses could potentially exceed amounts accrued by an insignificant amount.

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments.

We have two reportable operating segments: the Crocs Brand and the HEYDUDE Brand. Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers.

Additionally, ‘Enterprise corporate’ costs include global corporate costs associated with both brands, including legal, information technology, human resources, and finance.

Each segment’s performance is evaluated based on segment results without allocating Enterprise corporate expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income from operations consist of unallocated enterprise corporate expenses.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues:
Crocs Brand (1)	$3,012,954	$2,659,125	$2,313,416
HEYDUDE Brand (2)	949,393	895,860	—
Total consolidated revenues	$3,962,347	$3,554,985	$2,313,416
Income from operations:
Crocs Brand (1)	$1,079,330	$852,025	$861,394
HEYDUDE Brand (2)	212,386	211,361	—
Reconciliation of segment income from operations to income before income taxes:
Enterprise corporate	(254,933)	(212,630)	(178,330)
Total consolidated income from operations	1,036,783	850,756	683,064
Foreign currency gains (losses), net	(1,240)	3,228	(140)
Interest income	2,406	1,020	775
Interest expense	(161,351)	(136,158)	(21,647)
Other income (expense), net	(326)	(338)	1,797
Income before income taxes	$876,272	$718,508	$663,849

Depreciation and amortization:
Crocs Brand (1)	$31,950	$18,877	$16,931
HEYDUDE Brand (2)	14,200	12,248	—
Enterprise corporate	8,154	8,104	15,045
Total consolidated depreciation and amortization	$54,304	$39,229	$31,976
(1) In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the years ended December 31, 2022 and 2021 have been recast to conform to current period presentation.
(2) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the partial period beginning on the Acquisition Date through December 31, 2022, and there are no comparative amounts for the year ended December 31, 2021.

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2023, 2022 and 2021. The following table sets forth certain geographical information regarding our consolidated revenues for the periods as shown:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Location:
United States	$2,573,663	$2,438,923	$1,507,482
International (1)	1,388,684	1,116,062	805,934
Total revenues	$3,962,347	$3,554,985	$2,313,416
(1) No individual international country represented 10% or more of consolidated revenues in any of the years presented.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2023	2022
	(in thousands)
Location:
United States	$200,869	$148,078
International (1)	37,446	33,451
Total property and equipment, net	$238,315	$181,529
(1) As of December 31, 2023 and 2022, property and equipment, net in the Netherlands represented approximately 12% and 15%, respectively, of consolidated property and equipment, net, comprised primarily of property and equipment related to the distribution center in Dordrecht. No other individual international country represented 10% or more of consolidated property and equipment, net in any of the years presented.

18. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We sponsor a qualified defined contribution benefit plan (the “Plan”), covering substantially all of our U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. We make matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in our matching contributions when made. Contributions made by us under the Plan were $12.6 million, $9.0 million and $7.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2023
Allowance for doubtful accounts	$10,513	$3,567	$(453)	$13,627
Reserve for sales returns and allowances	8,877	271,990	(272,739)	8,128
Reserve for unapplied rebates	5,103	8,181	(7,448)	5,836
Total	$24,493	$283,738	$(280,640)	$27,591
Year Ended December 31, 2022
Allowance for doubtful accounts	$7,828	$1,101	$1,584	$10,513
Reserve for sales returns and allowances	9,606	192,543	(193,272)	8,877
Reserve for unapplied rebates	3,281	6,107	(4,285)	5,103
Total	$20,715	$199,751	$(195,973)	$24,493
Year Ended December 31, 2021
Allowance for doubtful accounts	$11,154	$—	$(3,326)	$7,828
Reserve for sales returns and allowances	5,782	148,893	(145,069)	9,606
Reserve for unapplied rebates	4,157	4,678	(5,554)	3,281
Total	$21,093	$153,571	$(153,949)	$20,715
(1) Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.