Form 10-Q
period 2024-03-31
Crocs, Inc.
filed 2024-05-07
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
500 Eldorado Blvd., Building 5, Broomfield, Colorado 80021
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

As of April 30, 2024, Crocs, Inc. had 60,702,500 shares of its common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$938,633	$884,166
Cost of sales	416,556	407,796
Gross profit	522,077	476,370
Selling, general and administrative expenses	295,648	241,442
Income from operations	226,429	234,928
Foreign currency losses, net	(2,273)	(403)
Interest income	416	171
Interest expense	(30,563)	(42,637)
Other income (expense), net	20	(293)
Income before income taxes	194,029	191,766
Income tax expense	41,575	42,223
Net income	$152,454	$149,543
Net income per common share:
Basic	$2.52	$2.42
Diluted	$2.50	$2.39
Weighted average common shares outstanding:
Basic	60,564	61,836
Diluted	61,054	62,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$152,454	$149,543
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	426	(379)
Reclassification adjustment for realized (gains) losses on derivative instruments	(170)	383
Net increase (decrease) from derivatives designated as hedging instruments	256	4
Foreign currency translation gains (losses), net	(11,413)	3,953
Total comprehensive income, net of tax	$141,297	$153,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$159,286	$149,288
Restricted cash - current	2	2
Accounts receivable, net of allowances of $28,463 and $27,591, respectively	481,521	305,747
Inventories	391,953	385,054
Income taxes receivable	2,972	4,413
Other receivables	26,352	21,071
Prepaid expenses and other assets	44,313	45,129
Total current assets	1,106,399	910,704
Property and equipment, net of accumulated depreciation of $129,109 and $120,510, respectively	242,859	238,315
Intangible assets, net of accumulated amortization of $144,384 and $138,611, respectively	1,787,600	1,792,562
Goodwill	711,553	711,588
Deferred tax assets, net	647,748	667,972
Restricted cash	3,734	3,807
Right-of-use assets	280,182	287,440
Other assets	15,530	31,446
Total assets	$4,795,605	$4,643,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,289	$260,978
Accrued expenses and other liabilities	247,268	285,771
Income taxes payable	82,247	65,952
Current borrowings	—	23,328
Current operating lease liabilities	62,757	62,267
Total current liabilities	628,561	698,296
Deferred tax liabilities, net	12,874	12,912
Long-term income taxes payable	558,913	565,171
Long-term borrowings	1,727,153	1,640,996
Long-term operating lease liabilities	267,785	269,769
Other liabilities	3,264	2,767
Total liabilities	3,198,550	3,189,911
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.3 million and 110.1 million issued, 60.7 million and 60.5 million outstanding, respectively	110	110
Treasury stock, at cost, 49.6 million and 49.6 million shares, respectively	(1,894,782)	(1,888,869)
Additional paid-in capital	834,433	826,685
Retained earnings	2,764,219	2,611,765
Accumulated other comprehensive loss	(106,925)	(95,768)
Total stockholders’ equity	1,597,055	1,453,923
Total liabilities and stockholders’ equity	$4,795,605	$4,643,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	7,582	—	—	7,582
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	201	—	47	(5,913)	166	—	—	(5,747)
Net income	—	—	—	—	—	152,454	—	152,454
Other comprehensive loss	—	—	—	—	—	—	(11,157)	(11,157)
Balance at March 31, 2024	60,696	$110	49,605	$(1,894,782)	$834,433	$2,764,219	$(106,925)	$1,597,055

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	7,464	—	—	7,464
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	274	—	83	(10,395)	—	—	—	(10,395)
Net income	—	—	—	—	—	149,543	—	149,543
Other comprehensive income	—	—	—	—	—	—	3,957	3,957
Balance at March 31, 2023	62,023	$110	47,813	$(1,705,896)	$805,078	$1,968,742	$(99,534)	$968,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$152,454	$149,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,161	13,136
Operating lease cost	20,244	18,199
Share-based compensation	7,582	7,464
Asset impairment	24,081	—
Other non-cash items	11,950	383
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(179,899)	(122,144)
Inventories	(8,309)	(5,220)
Prepaid expenses and other assets	(7,843)	(35,859)
Accounts payable, accrued expenses and other liabilities	(62,563)	(31,824)
Right-of-use assets and operating lease liabilities	(20,265)	(17,421)
Income taxes	18,833	33,674
Cash provided by (used in) operating activities	(27,574)	9,931
Cash flows from investing activities:
Purchases of property, equipment, and software	(15,750)	(27,581)
Cash used in investing activities	(15,750)	(27,581)
Cash flows from financing activities:
Proceeds from borrowings	78,156	214,634
Repayments of borrowings	(16,405)	(256,000)
Deferred debt issuance costs	(1,173)	(545)
Repurchases of common stock for tax withholding	(5,913)	(10,395)
Other	166	—
Cash provided by (used in) financing activities	54,831	(52,306)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,582)	4,000
Net change in cash, cash equivalents, and restricted cash	9,925	(65,956)
Cash, cash equivalents, and restricted cash—beginning of period	153,097	194,885
Cash, cash equivalents, and restricted cash—end of period	$163,022	$128,929
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

Our reportable operating segments include: (i) the Crocs Brand and (ii) the HEYDUDE Brand. See Note 13 — Operating Segments and Geographic Information for additional information.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2024, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts in Note 3 — Accrued Expenses and Other Liabilities, Note 9 — Revenues, and Note 13 — Operating Segments and Geographic Information to conform to current period presentation.

Use of Estimates

U.S. GAAP requires us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns and allowances, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, goodwill, and indefinite-lived intangible assets are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected.

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for interest	$35,054	$47,729
Cash paid for income taxes	18,122	8,011
Cash paid for operating leases	21,364	17,436

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$15,386	$9,108
Accrued purchases of property, equipment, and software	9,640	11,720

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Not Yet Adopted

Pillar Two Global Minimum Tax

The Organization for Economic Co-operation and Development (“OECD”) has released Pillar Two model rules introducing a 15% global minimum tax rate for large multinational corporations to be effective starting with tax periods ending in 2024. Various jurisdictions we operate in have enacted or plan to enact legislation beginning in 2024 or in subsequent years. There remains uncertainty as to the final Pillar Two rules as the OECD continues to release guidance and modifications to the rules. We do not anticipate the Pillar Two rules will have a material impact on our 2024 consolidated financial statements.

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

Other new pronouncements issued but not effective until after March 31, 2024 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2024	December 31, 2023
	(in thousands)
Professional services	$58,700	$80,986
Accrued compensation and benefits	47,073	70,245
Return liabilities	30,213	38,644
Sales/use and value added taxes payable	26,476	23,768
Fulfillment, freight, and duties	28,472	22,269
Royalties payable (1)	10,254	10,097
Accrued rent and occupancy	6,755	8,246
Customer deposit liability and deferred revenue (1)	11,026	7,568
Accrued legal fees	4,555	2,546
Other (1)	23,744	21,402
Total accrued expenses and other liabilities	$247,268	$285,771
(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets:
Right-of-use assets	$280,182	$287,440
Liabilities:
Current operating lease liabilities	$62,757	$62,267
Long-term operating lease liabilities	267,785	269,769
Total operating lease liabilities	$330,542	$332,036

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$20,244	$18,199
Short-term lease cost	4,798	3,042
Variable lease cost	7,363	5,548
Total lease costs	$32,405	$26,789

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2024 were 6.9 years and 6.2%, respectively. As of March 31, 2023, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.7 years and 4.0%, respectively.

We impaired our right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, as described in Note 5 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2024
(in thousands)
2024 (remainder of year)	$54,494
2025	67,206
2026	56,163
2027	49,104
2028	40,932
Thereafter	142,287
Total future minimum lease payments	410,186
Less: imputed interest	(79,644)
Total operating lease liabilities	$330,542

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2024 and December 31, 2023. The fair values of our derivative instruments were an insignificant asset and insignificant liability at March 31, 2024 and an insignificant asset and insignificant liability at December 31, 2023. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Citibank Facility approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at March 31, 2024 and December 31, 2023 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of March 31, 2024 and December 31, 2023 were:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$810,000	$813,038	$820,000	$824,100
2029 Notes	350,000	320,308	350,000	313,987
2031 Notes	350,000	303,580	350,000	296,742
Revolving Facility	265,000	265,000	190,000	190,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Information technology systems impairment (1)	$18,172	$—
Right-of-use assets impairment (2)	5,909	—
Total asset impairments	$24,081	$—
(1) During the three months ended March 31, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(2) During the three months ended March 31, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2024 or December 31, 2023.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2024 and December 31, 2023. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by (used in) operating activities.’

As of March 31, 2024, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency losses, net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of March 31, 2024. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statement of income, which is consistent with the nature of the hedged transaction. During the three months ended March 31, 2024, there was a gain of $0.2 million recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of $0.3 million will be reclassified to our condensed consolidated statement of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	March 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$391	$(360)	$2,850	$(1,333)
Hedged derivatives:
Cash flow foreign currency contracts	606	(351)	142	(229)
Total derivatives	997	(711)	2,992	(1,562)
Netting of counterparty contracts	(327)	327	(1,547)	1,547
Total derivatives, net of counterparty contracts	$670	$(384)	$1,445	$(15)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$23,825	$(146)	$41,441	$1,507
Euro	17,681	(154)	30,757	1,343
British Pound Sterling	11,484	38	17,662	(835)
South Korean Won	13,350	118	9,759	(428)
Indian Rupee	12,770	(20)	5,291	(23)
Japanese Yen	5,591	177	969	(47)
Other currencies	25,079	18	—	—
Total non-hedged derivatives	109,780	31	105,879	1,517
Hedged derivatives:
Euro	21,694	450	40,014	(186)
British Pound Sterling	10,799	(119)	22,320	135
South Korean Won	4,095	156	11,093	(42)
Indian Rupee	2,579	(4)	5,703	6
Chinese Yuan	34,288	(228)	—	—
Total hedged derivatives	73,455	255	79,130	(87)
Total derivatives	$183,235	$286	$185,009	$1,430

Latest maturity date, non-hedged derivatives	April 2024		January 2024
Latest maturity date, hedged derivatives	December 2024		December 2024

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Foreign currency transaction losses	$(1,420)	$(771)
Foreign currency forward exchange contracts gains (losses)	(853)	368
Foreign currency losses, net	$(2,273)	$(403)

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2024	December 31, 2023
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			810,000	820,000
Revolving Facility				265,000	190,000
Total face value of long-term borrowings				1,775,000	1,710,000
Less:
Unamortized issuance costs				47,847	49,004
Current portion of long-term borrowings (1)				—	20,000
Total long-term borrowings				$1,727,153	$1,640,996
(1) Represents the current portion of the borrowings under the Term Loan B facility.

At March 31, 2024 and December 31, 2023, $3.7 million and $10.7 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires or required, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2024, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At March 31, 2024, we had $265.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2024 and December 31, 2023, we had $483.7 million and $558.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820.0 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the "Term Loan B Facility"), to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

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

As of March 31, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $810.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the three months ended March 31, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Company had or will have, as applicable, the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company also had the option to redeem some or all of the 2029 Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2024, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2024 and 2023, we did not repurchase any shares of our common stock. As of March 31, 2024, we had an insignificant accrual recorded for the stock repurchase excise tax, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheet.

As of March 31, 2024, we had remaining authorization to repurchase $875.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Crocs Brand:
North America:
Wholesale	$180,337	$172,055
Direct-to-consumer	202,576	179,254
Total North America (1)	382,913	351,309
International:
Wholesale	281,665	238,508
Direct-to-consumer	79,238	58,961
Total International	360,903	297,469
Total Crocs Brand	$743,816	$648,778

Crocs Brand:
Wholesale	$462,002	$410,563
Direct-to-consumer	281,814	238,215
Total Crocs Brand	743,816	648,778
HEYDUDE Brand:
Wholesale	134,753	167,863
Direct-to-consumer	60,064	67,525
Total HEYDUDE Brand (2)	194,817	235,388
Total consolidated revenues	$938,633	$884,166
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except effective tax rate)
Income before income taxes	$194,029	$191,766
Income tax expense	41,575	42,223
Effective tax rate	21.4%	22.0%

The decrease in the effective tax rate for the three months ended March 31, 2024, compared to the same period in 2023, was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $549.5 million and $556.5 million at March 31, 2024 and December 31, 2023, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

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

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$152,454	$149,543
Denominator:
Weighted average common shares outstanding - basic	60,564	61,836
Plus: Dilutive effect of stock options and unvested restricted stock units	490	793
Weighted average common shares outstanding - diluted	61,054	62,629

Net income per common share:
Basic	$2.52	$2.42
Diluted	$2.50	$2.39

In the three months ended March 31, 2024 and 2023, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2024, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $270.6 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We are also subject to litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims. We are not party to any significant pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

13. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues:
Crocs Brand (1)	$743,816	$648,778
HEYDUDE Brand	194,817	235,388
Total consolidated revenues	$938,633	$884,166
Income from operations:
Crocs Brand (1)(2)	$264,124	$218,007
HEYDUDE Brand (2)	40,146	76,620
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate (2)	(77,841)	(59,699)
Income from operations	226,429	234,928
Foreign currency losses, net	(2,273)	(403)
Interest income	416	171
Interest expense	(30,563)	(42,637)
Other income (expense), net	20	(293)
Income before income taxes	$194,029	$191,766

Depreciation and amortization:
Crocs Brand (1)	$8,536	$7,437
HEYDUDE Brand	4,216	3,506
Enterprise corporate	3,409	2,193
Total consolidated depreciation and amortization	$16,161	$13,136
(1) Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the three months ended March 31, 2023 have been recast to conform to current period presentation.
(2) In the first quarter of 2024, to reflect a change in the way management evaluates segment performance, makes operating decisions, and allocates resources, we made changes to segment profitability related to certain foreign currency amounts impacting cost of sales. These amounts have shifted costs or benefits that were previously presented in each of our reportable segments to ‘Enterprise corporate.’ We believe that the impact of these changes on prior periods is insignificant to each segment and thus have not recast prior periods.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We entered 2024 operating in an environment where consumers are feeling the effects of elevated interest rates and inflation, and as a result, they are spending more cautiously. In addition, geopolitical tensions remain across the globe. We remain focused on making the right decisions for the health of our brands, maintaining tight inventory control, and investing in strategic initiatives to support durable long-term growth.
•We continue to invest in our strategic pillars, including marketing globally for both brands, China and sandal market penetration for the Crocs Brand, product innovation, and various initiatives supporting our global digital business.
•We completed the move to our new HEYDUDE distribution center during the quarter. While this has had an unfavorable impact on gross margins for the brand in the short-term, we expect to realize the benefits of this move on our margins going forward.
•Our liquidity position remains strong with approximately $159.3 million in cash and cash equivalents and $498.7 million in available borrowing capacity as of March 31, 2024. Our total borrowings were $1.73 billion as of March 31, 2024. Enabled by our strong liquidity position, we expect to pay down debt and make share repurchases throughout the remainder of the year.

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

First Quarter 2024 Financial and Operational Highlights

Revenues were $938.6 million for the first quarter of 2024, a 6.2% increase compared to the first quarter of 2023. The increase was due to the net effects of: (i) higher average selling price on a constant currency basis (“ASP”), which increased revenues by $90.7 million, or 10.3%; (ii) lower unit sales volume in the HEYDUDE Brand, partially offset by higher unit sales volume in the Crocs Brand, which resulted in a net decrease in revenues of $29.7 million, or 3.4%; and (iii) net unfavorable changes in exchange rates, which decreased revenues by $6.6 million, or 0.7%.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2024:

•We grew revenues in the Crocs Brand by 14.6% compared to the same period in 2023.
•Gross margin was 55.6%, an increase of 170 basis points from last year’s first quarter. This was primarily due to lower freight and product costs.

•Selling, general and administrative expenses (“SG&A”) were $295.6 million compared to $241.4 million in the first quarter of 2023, as a result of various impairment charges in the current year, as discussed below, and an increased investment in talent. As a percent of revenues, SG&A increased to 31.5% of revenues compared to 27.3% of revenues in the first quarter of 2023.
•Income from operations decreased to $226.4 million from $234.9 million in last year’s first quarter. Net income was $152.5 million, or $2.50 per diluted share, compared to $149.5 million, or $2.39 per diluted share, in last year’s first quarter.

Results of Operations

	Three Months Ended March 31,			% Change Favorable (Unfavorable)
	2024	2023		Q1 2024-2023
	(in thousands, except per share, margin, and average selling price data)
Revenues	$938,633	$884,166		6.2%
Cost of sales	416,556	407,796		(2.1)%
Gross profit	522,077	476,370		9.6%
Selling, general and administrative expenses	295,648	241,442		(22.5)%
Income from operations	226,429	234,928		(3.6)%
Foreign currency losses, net	(2,273)	(403)		(464.0)%
Interest income	416	171		143.3%
Interest expense	(30,563)	(42,637)		28.3%
Other income (expense), net	20	(293)		106.8%
Income before income taxes	194,029	191,766		1.2%
Income tax expense	41,575	42,223		1.5%
Net income	$152,454	$149,543		1.9%
Net income per common share:
Basic	$2.52	$2.42		4.1%
Diluted	$2.50	$2.39		4.6%

Gross margin (1)	55.6%	53.9%	170	bp
Operating margin (1)	24.1%	26.6%	(250)	bp
Footwear unit sales:
Crocs Brand	31,604	30,652		3.1%
HEYDUDE Brand	7,039	8,928		(21.2)%
Average footwear selling price - nominal basis (2):
Crocs Brand	$23.36	$21.00		11.2%
HEYDUDE Brand	$27.68	$26.36		5.0%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2024	2023	Q1 2024-2023	Q1 2024-2023
	(in thousands)
Crocs Brand:
Wholesale	$462,002	$410,563	12.5%	13.8%
Direct-to-consumer	281,814	238,215	18.3%	19.0%
Total Crocs Brand	743,816	648,778	14.6%	15.6%
HEYDUDE Brand:
Wholesale	134,753	167,863	(19.7)%	(19.8)%
Direct-to-consumer	60,064	67,525	(11.0)%	(11.0)%
Total HEYDUDE Brand	194,817	235,388	(17.2)%	(17.3)%
Total consolidated revenues	$938,633	$884,166	6.2%	6.9%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended March 31, 2024, revenues increased compared to the same period in 2023. This was primarily due to higher ASP of $90.7 million, or 10.3%, driven in part by product mix, customer mix, international price increases and lower discounts for the Crocs Brand. The overall increase was offset in part by lower volume of $29.7 million, or 3.4%, driven by lower volume for the HEYDUDE Brand, partially offset by higher volume for the Crocs Brand in both channels. Net unfavorable foreign currency fluctuations also decreased revenues by $6.6 million, or 0.7%.

Gross margin. Gross margin increased in the three months ended March 31, 2024 to 55.6% compared to 53.9% in the same period in 2023. This was primarily driven by lower freight and product costs of 160 basis points.

Selling, general and administrative expenses. SG&A increased $54.2 million, or 22.5%, in the three months ended March 31, 2024 compared to the same period in 2023. This is due in part to an $18.2 million impairment charge for information technology systems related to the HEYDUDE integration and an increased investment of talent of $16.4 million. An increased investment in marketing of $8.5 million, impairment charges of $5.9 million related to our former warehouses in Las Vegas, Nevada and the Netherlands, higher facilities costs of $4.6 million, and net other costs of $0.6 million also contributed to the increase in SG&A.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2024, we recognized realized and unrealized net foreign currency losses of $2.3 million compared to losses of $0.4 million during the three months ended March 31, 2023.

Interest expense. Interest expense during the three months ended March 31, 2024 decreased $12.1 million, or 28.3%, compared to the three months ended March 31, 2023 due to lower outstanding borrowings and lower weighted average interest rates on both the Term Loan B Facility and the Revolving Facility (each as defined herein) in the current year.

Income tax expense. During the three months ended March 31, 2024, income tax expense decreased $0.6 million compared to the same period in 2023. The effective tax rate for the three months ended March 31, 2024 was 21.4% compared to an effective tax rate of 22.0% for the same period in 2023, a 0.6% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2024	2023	Q1 2024-2023	Q1 2024-2023
	(in thousands)
Revenues:
Crocs Brand revenues (2)	$743,816	$648,778	14.6%	15.6%
HEYDUDE Brand revenues	194,817	235,388	(17.2)%	(17.3)%
Total consolidated revenues	$938,633	$884,166	6.2%	6.9%

Income from operations:
Crocs Brand income from operations (2)(3)	$264,124	$218,007	21.2%	25.9%
HEYDUDE Brand income from operations (3)	40,146	76,620	(47.6)%	(47.8)%
Enterprise corporate (3)	(77,841)	(59,699)	30.4%	32.5%
Total consolidated income from operations	$226,429	$234,928	(3.6)%	0.2%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the three months ended March 31, 2023 have been recast to conform to current period presentation.
(3) In the first quarter of 2024, to reflect a change in the way management evaluates segment performance, makes operating decisions, and allocates resources, we made changes to segment profitability related to certain foreign currency amounts impacting cost of sales. These amounts have shifted costs or benefits that were previously presented in each of our reportable segments to ‘Enterprise corporate.’ We believe that the impact of these changes on prior periods is insignificant to each segment and thus have not recast prior periods.

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended March 31, 2024 compared to the same period in 2023. This increase was due in part to higher ASP, primarily as a result of product mix, customer mix, select price increases in international markets, and less discounting than the prior year. Higher volume in both channels also drove the increase in revenues while net unfavorable foreign currency fluctuations partially offset the overall increase to revenues.

Income from Operations. Income from operations for our Crocs Brand segment was $264.1 million for the three months ended March 31, 2024, an increase of $46.1 million, or 21.2%, compared to the same period in 2023. Gross margin was 58.1%, an increase of 230 basis points compared to prior year, primarily due to favorable customer mix, which was largely driven by the termination of our relationship with a significant distributor in the second quarter of 2023 following evidence that it was selling goods outside of its approved territories, price increases in international markets, and lower freight costs. The overall increase in gross margin was partially offset by higher royalty expense.

SG&A for our Crocs Brand segment increased $24.2 million, or 16.8%, during the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily due to higher marketing costs, higher variable expenses related to higher revenues in the DTC channel, and an increased investment in talent.

HEYDUDE Brand

Revenues. For the three months ended March 31, 2024, revenues decreased compared to 2023. This decrease was primarily due to lower volume in both channels. Higher ASP, primarily due to favorable channel and product mix, partially offset the overall decrease to revenues.

Income from Operations. Income from operations for the HEYDUDE segment was $40.1 million for the three months ended March 31, 2024, a decrease of $36.5 million, or 47.6%, compared to 2023. Gross margin was 46.2%, a decrease of 340 basis points, primarily due to transition costs and infrastructure investments associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada in the current year. The overall decrease was partially offset by lower freight costs.

SG&A for the HEYDUDE Brand segment increased $9.8 million, or 24.4%, during the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily due to impairment costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada in the current year and higher compensation costs as we continue to invest in talent while we grow the HEYDUDE Brand.

Enterprise Corporate

During the three months ended March 31, 2024, total net costs within ‘Enterprise corporate’ increased $18.1 million, or 30.4%, compared to the same period in 2023. This increase was primarily due to an impairment charge for information technology systems related to the HEYDUDE integration and an increased investment in talent.

Store Locations and Direct-to-Consumer Comparable Sales

As of March 31, 2024, we had 349 company-operated retail locations for the Crocs Brand, inclusive of 170 retail locations in North America and 179 retail locations internationally. As of March 31, 2024, we had 19 company-operated retail locations for the HEYDUDE Brand, inclusive of 8 temporary clearance stores. As of March 31, 2023, we had 339 company-operated retail locations for the Crocs Brand, inclusive of 172 retail locations in North America and 167 retail locations internationally. As of March 31, 2023, we had 8 company-operated retail locations for the HEYDUDE Brand, all of which were temporary clearance stores.

Direct-to-consumer (“DTC”) comparable sales were as follows:

	Constant Currency (1)
	Three Months Ended March 31,
	2024	2023
Direct-to-consumer comparable sales: (2)
Crocs Brand	14.7%	19.2%
HEYDUDE Brand	(18.4)%	40.6%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Comparable store status, as included in the DTC comparable sales figures above, is determined on a monthly basis. Comparable store sales include the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion, or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure and in the same month in the following year. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce comparable revenues are based on same site sales period over period. E-commerce sites that are temporarily offline or unable to transact or fulfill orders (“site disruption”) are excluded from the comparable sales calculation during the month of site disruption and in the same month in the following year. E-commerce site disruptions in excess of three months are excluded until the thirteenth month after the site has re-opened. Additionally, comparable sales do not include leap days in leap years.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2024 was:

March 31, 2024
(in thousands)
Cash and cash equivalents	$159,286
Available borrowings	498,689

As of March 31, 2024, we had $159.3 million in cash and cash equivalents and up to $498.7 million of available borrowings, including $483.7 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of March 31, 2024, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of March 31, 2024 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2024, we held $118.7 million of our total $159.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $118.7 million, $2.7 million could potentially be restricted by local laws.

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

The Credit Agreement requires or required, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2024, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At March 31, 2024, we had $265.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2024 and December 31, 2023, we had $483.7 million and $558.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820.0 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the "Term Loan B Facility"), to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

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

As of March 31, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $810.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the three months ended March 31, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Company had or will have, as applicable, the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company also had the option to redeem some or all of the 2029 Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2024, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	Favorable (Unfavorable)
	(in thousands)
Cash provided by (used in) operating activities	$(27,574)	$9,931	$(37,505)	(377.7)%
Cash used in investing activities	(15,750)	(27,581)	11,831	42.9%
Cash provided by (used in) financing activities	54,831	(52,306)	107,137	204.8%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,582)	4,000	(5,582)	(139.6)%
Net change in cash, cash equivalents, and restricted cash	$9,925	$(65,956)	$75,881	115.0%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities decreased $37.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by decreases in operating assets and liabilities of $81.2 million, primarily due to the change in accounts receivable, net of allowances, partially offset by higher net income, adjusted for non-cash items, of $43.7 million.

Investing Activities. There was a $11.8 million decrease in cash used in investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities decreased by $107.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cash used in financing activities was primarily due to a decrease in repayments on borrowings of $239.6 million, a decrease of $4.5 million in repurchases of common stock for tax withholding, and an increase in cash provided by other financing activities of $0.1 million. The overall decrease in cash used in financing activities was partially offset by a decrease in proceeds from borrowings of $136.5 million and an increase of $0.6 million in deferred debt issuance costs.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than borrowings and repayments on the Term Loan B Facility, Revolving Facility, and Citibank Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2024, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2023.

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

As of March 31, 2024, we had borrowings with a face value of $1,775.0 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of March 31, 2024. As of December 31, 2023, we had long-term borrowings with a face value of $1,713.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $10.8 million based on the balances outstanding for these borrowings as of March 31, 2024.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended March 31, 2024 by $4.0 million and $1.4 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2024, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $183.2 million. The fair value of these contracts at March 31, 2024 was an insignificant asset.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2024, a 10% appreciation in the value of the U.S. Dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $2.9 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the three months ended March 31, 2024 and 2023.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. Other Information

The following table shows all directors or officers who adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2024. Except as shown below, during the three months ended March 31, 2024, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Anne Mehlman, Executive Vice President and Chief Financial Officer	Adopt	3/13/2024	X		7,150	5/30/2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.4
Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1*†	Transition Agreement dated January 28, 2024 between Crocs, Inc. and Michelle Poole.

10.2*†	Employment Offer Letter dated January 28, 2024 between Crocs, Inc. and Anne Mehlman.

10.3##
2024 Refinancing Amendment, dated as of February 13, 2024, by and among Crocs, Inc., a Delaware corporation, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.12 to Crocs, Inc.’s Annual Report on Form 10-K, filed February 15, 2024).

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

CROCS, INC.

Date: May 7, 2024	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)