Form 10-Q
period 2024-06-30
Crocs, Inc.
filed 2024-08-01
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 25, 2024, Crocs, Inc. had 59,385,132 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,111,502	$1,072,367	$2,050,135	$1,956,533
Cost of sales	429,586	451,060	846,142	858,856
Gross profit	681,916	621,307	1,203,993	1,097,677
Selling, general and administrative expenses	356,178	302,818	651,826	544,260
Income from operations	325,738	318,489	552,167	553,417
Foreign currency gains (losses), net	(1,323)	551	(3,596)	148
Interest income	1,126	548	1,542	719
Interest expense	(29,161)	(43,063)	(59,724)	(85,700)
Other income, net	45	717	65	424
Income before income taxes	296,425	277,242	490,454	469,008
Income tax expense	67,518	64,830	109,093	107,053
Net income	$228,907	$212,412	$381,361	$361,955
Net income per common share:
Basic	$3.79	$3.42	$6.31	$5.84
Diluted	$3.77	$3.39	$6.26	$5.78
Weighted average common shares outstanding:
Basic	60,320	62,037	60,442	61,937
Diluted	60,766	62,603	60,910	62,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$228,907	$212,412	$381,361	$361,955
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	269	223	694	(156)
Reclassification adjustment for realized (gains) losses on derivative instruments	(256)	217	(426)	600
Net increase from derivatives designated as hedging instruments	13	440	268	444
Foreign currency translation gains (losses), net	(6,419)	1,190	(17,831)	5,143
Total comprehensive income, net of tax	$222,501	$214,042	$363,798	$367,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$167,734	$149,288
Restricted cash - current	2	2
Accounts receivable, net of allowances of $34,899 and $27,591, respectively	420,199	305,747
Inventories	376,599	385,054
Income taxes receivable	2,502	4,413
Other receivables	20,282	21,071
Prepaid expenses and other assets	39,586	45,129
Total current assets	1,026,904	910,704
Property and equipment, net of accumulated depreciation of $133,215 and $120,510, respectively	244,067	238,315
Intangible assets, net of accumulated amortization of $150,026 and $138,611, respectively	1,785,303	1,792,562
Goodwill	711,542	711,588
Deferred tax assets, net	640,587	667,972
Restricted cash	3,292	3,807
Right-of-use assets	292,089	287,440
Other assets	16,014	31,446
Total assets	$4,719,798	$4,643,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,853	$260,978
Accrued expenses and other liabilities	285,095	285,771
Income taxes payable	92,550	65,952
Current borrowings	—	23,328
Current operating lease liabilities	63,918	62,267
Total current liabilities	686,416	698,296
Deferred tax liabilities, net	12,841	12,912
Long-term income taxes payable	557,581	565,171
Long-term borrowings	1,529,566	1,640,996
Long-term operating lease liabilities	277,112	269,769
Other liabilities	3,071	2,767
Total liabilities	3,066,587	3,189,911
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.3 million and 110.1 million issued, 59.6 million and 60.5 million outstanding, respectively	110	110
Treasury stock, at cost, 50.8 million and 49.6 million shares, respectively	(2,071,289)	(1,888,869)
Additional paid-in capital	844,595	826,685
Retained earnings	2,993,126	2,611,765
Accumulated other comprehensive loss	(113,331)	(95,768)
Total stockholders’ equity	1,653,211	1,453,923
Total liabilities and stockholders’ equity	$4,719,798	$4,643,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	60,696	$110	49,605	$(1,894,782)	$834,433	$2,764,219	$(106,925)	$1,597,055
Share-based compensation	—	—	—	—	10,162	—	—	10,162
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	26	—	—	—	—	—	—	—
Repurchases of common stock, including excise tax	(1,170)	—	1,170	(176,507)	—	—	—	(176,507)
Net income	—	—	—	—	—	228,907	—	228,907
Other comprehensive loss	—	—	—	—	—	—	(6,406)	(6,406)
Balance at June 30, 2024	59,552	$110	50,775	$(2,071,289)	$844,595	$2,993,126	$(113,331)	$1,653,211

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	62,023	$110	47,813	$(1,705,896)	$805,078	$1,968,742	$(99,534)	$968,500
Share-based compensation	—	—	—	—	8,388	—	—	8,388
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	44	—	12	(1,240)	—	—	—	(1,240)
Net income	—	—	—	—	—	212,412	—	212,412
Other comprehensive income	—	—	—	—	—	—	1,630	1,630
Balance at June 30, 2023	62,067	$110	47,825	$(1,707,136)	$813,466	$2,181,154	$(97,904)	$1,189,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	17,744	—	—	17,744
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	227	—	47	(5,913)	166	—	—	(5,747)
Repurchases of common stock, including excise tax	(1,170)	—	1,170	(176,507)	—	—	—	(176,507)
Net income	—	—	—	—	—	381,361	—	381,361
Other comprehensive loss	—	—	—	—	—	—	(17,563)	(17,563)
Balance at June 30, 2024	59,552	$110	50,775	$(2,071,289)	$844,595	$2,993,126	$(113,331)	$1,653,211

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	15,852	—	—	15,852
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	318	—	95	(11,635)	—	—	—	(11,635)
Net income	—	—	—	—	—	361,955	—	361,955
Other comprehensive income	—	—	—	—	—	—	5,587	5,587
Balance at June 30, 2023	62,067	$110	47,825	$(1,707,136)	$813,466	$2,181,154	$(97,904)	$1,189,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$381,361	$361,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,705	25,780
Operating lease cost	40,654	36,592
Share-based compensation	17,744	15,852
Asset impairment	24,081	—
Other non-cash items	18,517	769
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(119,159)	(113,838)
Inventories	5,172	34,884
Prepaid expenses and other assets	2,247	(32,413)
Accounts payable, accrued expenses and other liabilities	(19,034)	27,819
Right-of-use assets and operating lease liabilities	(42,069)	(35,176)
Income taxes	30,443	8,389
Cash provided by operating activities	373,662	330,613
Cash flows from investing activities:
Purchases of property, equipment, and software	(32,806)	(51,645)
Cash used in investing activities	(32,806)	(51,645)
Cash flows from financing activities:
Proceeds from borrowings	78,156	214,634
Repayments of borrowings	(216,405)	(513,703)
Deferred debt issuance costs	(1,173)	(612)
Repurchases of common stock	(175,011)	—
Repurchases of common stock for tax withholding	(5,913)	(11,636)
Other	168	—
Cash used in financing activities	(320,178)	(311,317)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,747)	7,049
Net change in cash, cash equivalents, and restricted cash	17,931	(25,300)
Cash, cash equivalents, and restricted cash—beginning of period	153,097	194,885
Cash, cash equivalents, and restricted cash—end of period	$171,028	$169,585
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2024, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for interest	$54,708	$81,354
Cash paid for income taxes	71,829	102,107
Cash paid for operating leases	43,226	35,259

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$50,423	$19,062
Accrued purchases of property, equipment, and software	9,589	20,657

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

Other new pronouncements issued but not effective until after June 30, 2024 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2024	December 31, 2023
	(in thousands)
Professional services	$69,584	$80,986
Accrued compensation and benefits	48,883	70,245
Return liabilities	33,179	38,644
Sales/use and value added taxes payable	30,478	23,768
Fulfillment, freight, and duties	35,042	22,269
Royalties payable (1)	10,492	10,097
Accrued rent and occupancy	10,699	8,246
Customer deposit liability and deferred revenue (1)	10,182	7,568
Accrued legal fees	6,198	2,546
Other (1)	30,358	21,402
Total accrued expenses and other liabilities	$285,095	$285,771
(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2024	December 31, 2023
	(in thousands)
Assets:
Right-of-use assets	$292,089	$287,440
Liabilities:
Current operating lease liabilities	$63,918	$62,267
Long-term operating lease liabilities	277,112	269,769
Total operating lease liabilities	$341,030	$332,036

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$20,409	$18,393	$40,654	$36,592
Short-term lease cost	5,214	4,192	10,013	7,234
Variable lease cost	15,944	14,570	23,307	20,118
Total lease costs	$41,567	$37,155	$73,974	$63,944

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2024 were 6.6 years and 6.3%, respectively. As of June 30, 2023, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.6 years and 4.1%, respectively.

During the six months ended June 30, 2024, we impaired our right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, as described in Note 5 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2024
(in thousands)
2024 (remainder of year)	$36,311
2025	75,419
2026	64,100
2027	55,168
2028	46,099
Thereafter	144,622
Total future minimum lease payments	421,719
Less: imputed interest	(80,689)
Total operating lease liabilities	$341,030

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2024 and December 31, 2023. The fair values of our derivative instruments were an insignificant asset and insignificant liability at June 30, 2024 and an insignificant asset and insignificant liability at December 31, 2023. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Citibank Facility (as defined below) approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at June 30, 2024 and December 31, 2023 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of June 30, 2024 and December 31, 2023 were:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$685,000	$690,994	$820,000	$824,100
2029 Notes	350,000	318,682	350,000	313,987
2031 Notes	350,000	304,518	350,000	296,742
Revolving Facility	190,000	190,000	190,000	190,000

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

The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Information technology systems impairment (1)	$—	$—	$18,172	$—
Right-of-use assets impairment (2)	—	—	5,909	—
Total asset impairments	$—	$—	$24,081	$—
(1) During the six months ended June 30, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(2) During the six months ended June 30, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of June 30, 2024 or December 31, 2023.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2024 and December 31, 2023. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of June 30, 2024, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of June 30, 2024. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of income, which is consistent with the nature of the hedged transaction. During the three and six months ended June 30, 2024, there was a gain of $0.3 million and $0.6 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of $0.3 million will be reclassified to our condensed consolidated statements of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	June 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$922	$(665)	$2,850	$(1,333)
Hedged derivatives:
Cash flow foreign currency contracts	572	(301)	142	(229)
Total derivatives	1,494	(966)	2,992	(1,562)
Netting of counterparty contracts	(502)	502	(1,547)	1,547
Total derivatives, net of counterparty contracts	$992	$(464)	$1,445	$(15)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$37,742	$101	$41,441	$1,507
Euro	17,770	102	30,757	1,343
British Pound Sterling	10,182	(172)	17,662	(835)
South Korean Won	21,308	(92)	9,759	(428)
Indian Rupee	14,537	(60)	5,291	(23)
Japanese Yen	13,604	667	969	(47)
Other currencies	36,869	(289)	—	—
Total non-hedged derivatives	152,012	257	105,879	1,517
Hedged derivatives:
Euro	19,843	402	40,014	(186)
British Pound Sterling	20,649	78	22,320	135
South Korean Won	5,398	92	11,093	(42)
Indian Rupee	3,786	(9)	5,703	6
Chinese Yuan	32,779	(292)	—	—
Total hedged derivatives	82,455	271	79,130	(87)
Total derivatives	$234,467	$528	$185,009	$1,430

Latest maturity date, non-hedged derivatives	July 2024		January 2024
Latest maturity date, hedged derivatives	March 2025		December 2024

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Foreign currency transaction gains (losses)	$(1,513)	$402	$(2,933)	$(369)
Foreign currency forward exchange contracts gains (losses)	190	149	(663)	517
Foreign currency gains (losses), net	$(1,323)	$551	$(3,596)	$148

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2024	December 31, 2023
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			685,000	820,000
Revolving Facility				190,000	190,000
Total face value of long-term borrowings				1,575,000	1,710,000
Less:
Unamortized issuance costs				45,434	49,004
Current portion of long-term borrowings (1)				—	20,000
Total long-term borrowings				$1,529,566	$1,640,996
(1) Represents the current portion of the borrowings under the Term Loan B facility.

At June 30, 2024 and December 31, 2023, $10.6 million and $10.7 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires or required, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2024, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At June 30, 2024, we had $190.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2024 and December 31, 2023, we had $558.7 million of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of June 30, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $685.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the six months ended June 30, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2024, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2024, we repurchased 1.2 million shares of our common stock at a cost of $175.0 million, including commissions. As of June 30, 2024, we also have recorded an accrual for the stock repurchase excise tax, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheet. During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock.

As of June 30, 2024, we had remaining authorization to repurchase $700.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Crocs Brand:
North America:
Wholesale	$173,987	$181,085	$354,325	$353,140
Direct-to-consumer	314,728	293,473	517,304	472,727
Total North America (1)	488,715	474,558	871,629	825,867
International:
Wholesale	261,294	226,257	542,959	464,765
Direct-to-consumer	163,980	132,135	243,218	191,096
Total International	425,274	358,392	786,177	655,861
Total Crocs Brand	$913,989	$832,950	$1,657,806	$1,481,728

Crocs Brand:
Wholesale	$435,281	$407,342	$897,284	$817,905
Direct-to-consumer	478,708	425,608	760,522	663,823
Total Crocs Brand	913,989	832,950	1,657,806	1,481,728
HEYDUDE Brand:
Wholesale	113,829	148,825	248,582	316,688
Direct-to-consumer	83,684	90,592	143,747	158,117
Total HEYDUDE Brand (2)	197,513	239,417	392,329	474,805
Total consolidated revenues	$1,111,502	$1,072,367	$2,050,135	$1,956,533
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except effective tax rate)
Income before income taxes	$296,425	$277,242	$490,454	$469,008
Income tax expense	67,518	64,830	109,093	107,053
Effective tax rate	22.8%	23.4%	22.2%	22.8%

During the three months ended June 30, 2024, income tax expense increased $2.7 million compared to the same period in 2023. The effective tax rate for the three months ended June 30, 2024 was 22.8% compared to an effective tax rate of 23.4% for the same period in 2023, a 0.6% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $547.2 million and $556.5 million at June 30, 2024 and December 31, 2023, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the six months ended June 30, 2024, income tax expense increased $2.0 million compared to the same period in 2023. The effective tax rate for the six months ended June 30, 2024 was 22.2% compared to an effective tax rate of 22.8% for the same period in 2023, a 0.6% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the

Company’s domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2024 and 2023 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$228,907	$212,412	$381,361	$361,955
Denominator:
Weighted average common shares outstanding - basic	60,320	62,037	60,442	61,937
Plus: Dilutive effect of stock options and unvested restricted stock units	446	566	468	679
Weighted average common shares outstanding - diluted	60,766	62,603	60,910	62,616

Net income per common share:
Basic	$3.79	$3.42	$6.31	$5.84
Diluted	$3.77	$3.39	$6.26	$5.78

In the three and six months ended June 30, 2024 and 2023, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2024, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $234.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We are also subject to litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims. We are not party to any significant pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows. For all legal claims and disputes, we have accrued estimated losses of $2.3 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2024. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2024, we estimated that reasonably possible losses associated with these legal claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Crocs Brand (1)	$913,989	$832,950	$1,657,806	$1,481,728
HEYDUDE Brand	197,513	239,417	392,329	474,805
Total consolidated revenues	$1,111,502	$1,072,367	$2,050,135	$1,956,533
Income from operations:
Crocs Brand (1)(2)	$355,532	$317,684	$619,657	$535,691
HEYDUDE Brand (2)	42,367	65,509	82,513	142,129
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate (2)	(72,161)	(64,704)	(150,003)	(124,403)
Income from operations	325,738	318,489	552,167	553,417
Foreign currency gains (losses), net	(1,323)	551	(3,596)	148
Interest income	1,126	548	1,542	719
Interest expense	(29,161)	(43,063)	(59,724)	(85,700)
Other income, net	45	717	65	424
Income before income taxes	$296,425	$277,242	$490,454	$469,008

Depreciation and amortization:
Crocs Brand (1)	$8,861	$7,099	$17,397	$14,536
HEYDUDE Brand	4,542	3,562	8,758	7,068
Enterprise corporate	4,141	1,983	7,550	4,176
Total consolidated depreciation and amortization	$17,544	$12,644	$33,705	$25,780
(1) Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the three and six months ended June 30, 2023 have been recast to conform to current period presentation.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates and inflation, and as a result, they are spending more cautiously. In addition, geopolitical tensions remain across the globe. We remain focused on making the right decisions for the health of our brands, maintaining tight inventory control, and investing in strategic initiatives to support durable long-term growth.
•We continue to invest in our strategic pillars, including marketing globally for both brands, China and sandal market penetration for the Crocs Brand, product innovation, and various initiatives supporting our global digital business. Specific to the HEYDUDE Brand, we remain focused on our strategy of investing in marketing, including expected acceleration in our investment in the second half of 2024, maintaining price integrity, and improving channel inventories.
•Our liquidity position remains strong with approximately $167.7 million in cash and cash equivalents and $573.7 million in available borrowing capacity as of June 30, 2024. Our total borrowings were $1.53 billion as of June 30, 2024. We resumed our share repurchase program in May 2024, repurchasing $175.0 million of our common stock during the quarter.

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

Second Quarter 2024 Financial and Operational Highlights

Revenues were $1,111.5 million for the second quarter of 2024, a 3.6% increase compared to the second quarter of 2023. The increase was due to the net effects of: (i) higher average selling price on a constant currency basis (“ASP”), which increased revenues by $59.5 million, or 5.5%; (ii) lower unit sales volume in the HEYDUDE Brand, partially offset by higher unit sales volume in the Crocs Brand, which resulted in a net decrease in revenues of $7.5 million, or 0.7%; and (iii) net unfavorable changes in exchange rates, which decreased revenues by $12.8 million, or 1.2%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2024:

•We grew revenues in the Crocs Brand by 9.7% compared to the same period in 2023.

•Gross margin was 61.4%, an increase of 350 basis points from last year’s second quarter. This was primarily due to lower product and freight costs, as well as favorable brand mix.
•Selling, general and administrative expenses (“SG&A”) were $356.2 million compared to $302.8 million in the second quarter of 2023, as a result of increased investment in talent and marketing. As a percent of revenues, SG&A increased to 32.0% of revenues compared to 28.2% of revenues in the second quarter of 2023.
•Income from operations increased to $325.7 million from $318.5 million in last year’s second quarter. Net income was $228.9 million, or $3.77 per diluted share, compared to $212.4 million, or $3.39 per diluted share, in last year’s second quarter.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,			% Change Favorable (Unfavorable)
	2024	2023	2024		2023		Q2 2024-2023		YTD 2024-2023
	(in thousands, except per share, margin, and average selling price data)
Revenues	$1,111,502	$1,072,367	$2,050,135		$1,956,533		3.6%		4.8%
Cost of sales	429,586	451,060	846,142		858,856		4.8%		1.5%
Gross profit	681,916	621,307	1,203,993		1,097,677		9.8%		9.7%
Selling, general and administrative expenses	356,178	302,818	651,826		544,260		(17.6)%		(19.8)%
Income from operations	325,738	318,489	552,167		553,417		2.3%		(0.2)%
Foreign currency gains (losses), net	(1,323)	551	(3,596)		148		340.1%		2,529.7%
Interest income	1,126	548	1,542	0	719		105.5%		114.5%
Interest expense	(29,161)	(43,063)	(59,724)		(85,700)		32.3%		30.3%
Other income, net	45	717	65		424		(93.7)%		(84.7)%
Income before income taxes	296,425	277,242	490,454		469,008		6.9%		4.6%
Income tax expense	67,518	64,830	109,093		107,053		(4.1)%		(1.9)%
Net income	$228,907	$212,412	$381,361		$361,955		7.8%		5.4%
Net income per common share:
Basic	$3.79	$3.42	$6.31		$5.84		10.8%		8.0%
Diluted	$3.77	$3.39	$6.26		$5.78		11.2%		8.3%

Gross margin (1)	61.4%	57.9%	58.7%		56.1%	350	bp	260	bp
Operating margin (1)	29.3%	29.7%	26.9%		28.3%	(40)	bp	(140)	bp
Footwear unit sales:
Crocs Brand	34,814	32,975	66,418		63,627		5.6%		4.4%
HEYDUDE Brand	6,421	8,290	13,477		17,220		(22.5)%		(21.7)%
Average footwear selling price - nominal basis (2):
Crocs Brand	$25.96	$25.01	$24.72		$23.08		3.8%		7.1%
HEYDUDE Brand	$30.76	$28.88	$29.11		$27.57		6.5%		5.6%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2024	2023	2024	2023	Q2 2024-2023	YTD 2024-2023	Q2 2024-2023	YTD 2024-2023
	(in thousands)
Crocs Brand:
Wholesale	$435,281	$407,342	$897,284	$817,905	6.9%	9.7%	8.6%	11.2%
Direct-to-consumer	478,708	425,608	760,522	663,823	12.5%	14.6%	13.8%	15.7%
Total Crocs Brand	913,989	832,950	1,657,806	1,481,728	9.7%	11.9%	11.2%	13.2%
HEYDUDE Brand:
Wholesale	113,829	148,825	248,582	316,688	(23.5)%	(21.5)%	(23.5)%	(21.5)%
Direct-to-consumer	83,684	90,592	143,747	158,117	(7.6)%	(9.1)%	(7.5)%	(9.0)%
Total HEYDUDE Brand	197,513	239,417	392,329	474,805	(17.5)%	(17.4)%	(17.4)%	(17.4)%
Total consolidated revenues	$1,111,502	$1,072,367	$2,050,135	$1,956,533	3.6%	4.8%	4.8%	5.8%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended June 30, 2024, revenues increased compared to the same period in 2023, driven by Crocs Brand international revenues, particularly in China. Overall, revenues increased $59.5 million, or 5.5%, from higher ASP, driven mostly by increased pricing, less discounting, and favorable channel mix in both brands and favorable product mix in the Crocs Brand. This was offset in part by lower volume of $7.5 million, or 0.7%, as a result of lower HEYDUDE Brand volumes, mostly offset by higher Crocs Brand volumes. Net unfavorable foreign currency fluctuations of $12.8 million, or 1.2%, primarily in the Korean Won, Chinese Yuan, and Japanese Yen, also decreased revenues.

Revenues also increased in the six months ended June 30, 2024, primarily due to higher ASP of $151.2 million, or 7.7%, driven by increased pricing and favorable channel mix in both brands and favorable product mix in the Crocs Brand. This was offset in part by lower volume of $38.2 million, or 2.0%, as a result of lower HEYDUDE Brand volumes, partially offset by higher Crocs Brand volumes. Net unfavorable foreign currency fluctuations of $19.4 million, or 1.0%, also decreased revenues.

Gross margin. Gross margin increased in the three months ended June 30, 2024 to 61.4% compared to 57.9% in the same period in 2023. This was primarily driven by lower product costs in both brands of approximately 90 basis points, lower freight costs for both brands of approximately 80 basis points, and favorable brand mix of 60 basis points.

Gross margin in the six months ended June 30, 2024 was 58.7% compared to 56.1% in 2023. This was primarily driven by lower freight costs in both brands of approximately 110 basis points, lower product costs for both brands of approximately 50 basis points, and favorable brand mix of 60 basis points.

Selling, general and administrative expenses. SG&A increased $53.4 million, or 17.6%, in the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by increased investments in talent and marketing of $20.8 million and $18.0 million, respectively.

SG&A expenses increased $107.6 million, or 19.8%, during the six months ended June 30, 2024 compared to the same period in 2023, driven by increased investments in talent and marketing of $37.2 million and $26.5 million, respectively. This increase was also due to an $18.2 million impairment charge for information technology systems related to the HEYDUDE integration and impairment charges of $5.9 million related to our former warehouses in Las Vegas, Nevada and the Netherlands. Additionally, facilities costs increased $8.8 million and depreciation and amortization expense increased $6.7 million. Other net costs increased SG&A by $4.3 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2024, we recognized realized and unrealized net foreign currency losses of $1.3 million compared to gains of $0.6 million during the three months ended June 30, 2023.

During the six months ended June 30, 2024, we recognized realized and unrealized net foreign currency losses of $3.6 million compared to gains of $0.1 million during the six months ended June 30, 2023.

Interest expense. Interest expense during the three months ended June 30, 2024 decreased $13.9 million, or 32.3%, compared to the three months ended June 30, 2023. Interest expense during the six months ended June 30, 2024 decreased $26.0 million, or 30.3%, compared to the six months ended June 30, 2023. The decrease in interest expense for both the three and six months ended June 30, 2024 was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) in the current year.

Income tax expense. During the three months ended June 30, 2024, income tax expense increased $2.7 million compared to the same period in 2023. The effective tax rate for the three months ended June 30, 2024 was 22.8% compared to an effective tax rate of 23.4% for the same period in 2023, a 0.6% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2024, income tax expense increased $2.0 million compared to the same period in 2023. The effective tax rate for the six months ended June 30, 2024 was 22.2% compared to an effective tax rate of 22.8% for the same period in 2023, a 0.6% decrease. This decrease in the effective rate was primarily driven by a shift in the mix of the Company’s domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2024	2023	2024	2023	Q2 2024-2023	YTD 2024-2023	Q2 2024-2023	YTD 2024-2023
	(in thousands)
Revenues:
Crocs Brand revenues (2)	$913,989	$832,950	$1,657,806	$1,481,728	9.7%	11.9%	11.2%	13.2%
HEYDUDE Brand revenues	197,513	239,417	392,329	474,805	(17.5)%	(17.4)%	(17.4)%	(17.4)%
Total consolidated revenues	$1,111,502	$1,072,367	$2,050,135	$1,956,533	3.6%	4.8%	4.8%	5.8%

Income from operations:
Crocs Brand income from operations (2)(3)	$355,532	$317,684	$619,657	$535,691	11.9%	15.7%	15.2%	19.4%
HEYDUDE Brand income from operations (3)	42,367	65,509	82,513	142,129	(35.3)%	(41.9)%	(35.1)%	(41.9)%
Enterprise corporate (3)	(72,161)	(64,704)	(150,003)	(124,403)	11.5%	20.6%	11.6%	20.6%
Total consolidated income from operations	$325,738	$318,489	$552,167	$553,417	2.3%	(0.2)%	5.6%	3.3%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the three and six months ended June 30, 2023 have been recast to conform to current period presentation.
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

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended June 30, 2024 compared to the same period in 2023. This increase was due in part to higher ASP, primarily as a result of price increases in international markets, favorable channel mix and product mix, and less discounting than the prior year. Higher volume in both channels also drove the increase in revenues while net unfavorable foreign currency fluctuations partially offset the overall increase to revenues.

The increase in Crocs Brand revenues in the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to higher ASP, due to favorable product mix, less discounting, favorable channel mix, and price increases in international markets, and increased volume. Partially offsetting these increases was unfavorable foreign currency fluctuations.

Income from Operations. Income from operations for our Crocs Brand segment was $355.5 million for the three months ended June 30, 2024, an increase of $37.8 million, or 11.9%, compared to the same period in 2023. Gross margin was 64.1%, an increase of 230 basis points compared to prior year, driven primarily by lower product costs, favorable duties as a result of shifts in country mix, and lower freight costs.

SG&A for our Crocs Brand segment increased $33.1 million, or 16.8%, during the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily due to higher marketing costs and higher variable expenses related to higher revenues in the DTC channel.

During the six months ended June 30, 2024, income from operations for our Crocs Brand was $619.7 million, an increase of $84.0 million, or 15.7%, compared to the same period in 2023. Gross margin was 61.4%, an increase of 220 basis points, primarily due to favorable customer mix, which was largely driven by the termination of our relationship with a significant distributor in the second quarter of 2023 following evidence that it was selling goods outside of its approved territories, price increases in international markets, and lower freight costs. The overall increase in gross margin was partially offset by higher royalty expense as we continue to expand into licensed product.

SG&A for our Crocs Brand increased $57 million, or 16.8%, during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to higher marketing costs and higher variable expenses related to higher revenues in the DTC channel.

HEYDUDE Brand

Revenues. For the three months ended June 30, 2024, revenues decreased compared to 2023. This decrease was primarily due to lower volume in both channels. Higher ASP, primarily due to increased pricing, favorable channel mix as we grow our retail business, and less discounting, partially offset the overall decrease to revenues.

During the six months ended June 30, 2024, revenues decreased compared to the same period in 2023, primarily due to lower volume. Higher ASPs, driven by increased pricing, favorable channel mix, and less discounting, partially offset this decrease.

Income from Operations. Income from operations for the HEYDUDE segment was $42.4 million for the three months ended June 30, 2024, a decrease of $23.1 million, or 35.3%, compared to 2023. Gross margin was 49.1%, an increase of 200 basis points, primarily due to lower freight costs, favorable channel mix, and increased pricing. This was offset in part by transition costs and infrastructure investments associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada in the current year, as well as unfavorable product mix.

SG&A for the HEYDUDE Brand segment increased $7.4 million, or 15.7%, during the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily due to an increased investment in talent.

Income from operations for the HEYDUDE segment was $82.5 million for the six months ended June 30, 2024, a decrease of $59.6 million, or 41.9%, compared to the same period in 2023. Gross margin was 47.6%, a decrease of 70 basis points basis points, driven in part by transition costs and infrastructure investments associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada in the current year, offset in part by lower freight costs.

SG&A for the HEYDUDE Brand segment increased $17.2 million, or 19.7%, during the six months ended June 30, 2024 compared to the same period in 2023. This is primarily due to an increased in investment talent and impairment costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada in the current year.

Enterprise Corporate

During the three months ended June 30, 2024, total net costs within ‘Enterprise corporate’ increased $7.5 million, or 11.5%, compared to the same period in 2023. This increase was primarily due to an increased investment in talent.

During the six months ended June 30, 2024, total net costs within ‘Enterprise corporate’ increased $25.6 million, or 20.6%, compared to the same period in 2023. This was primarily due to an impairment charge for information technology systems related to the HEYDUDE integration and an increased investment in talent.

Store Locations and Direct-to-Consumer Comparable Sales

As of June 30, 2024, we had 363 company-operated retail locations for the Crocs Brand, inclusive of 172 retail locations in North America and 191 retail locations internationally. As of June 30, 2024, we had 32 company-operated retail locations for the HEYDUDE Brand, inclusive of 9 temporary clearance stores. As of June 30, 2023, we had 346 company-operated retail locations for the Crocs Brand, inclusive of 175 retail locations in North America and 171 retail locations internationally. As of June 30, 2023, we had 9 company-operated retail locations for the HEYDUDE Brand, all of which were temporary clearance stores.

Direct-to-consumer (“DTC”) comparable sales were as follows:

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct-to-consumer comparable sales: (2)
Crocs Brand	11.7%	19.5%	13.2%	20.5%
HEYDUDE Brand	(17.5)%	20.2%	(17.7)%	24.7%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2024 was:

June 30, 2024
(in thousands)
Cash and cash equivalents	$167,734
Available borrowings	573,689

As of June 30, 2024, we had $167.7 million in cash and cash equivalents and up to $573.7 million of available borrowings, including $558.7 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of June 30, 2024, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. In May 2024, we resumed our share repurchase program.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of June 30, 2024 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2024, we held $112.6 million of our total $167.7 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $112.6 million, $2.8 million could potentially be restricted by local laws.

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

The Credit Agreement requires or required, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2024, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At June 30, 2024, we had $190.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2024 and December 31, 2023, we had $558.7 million of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of June 30, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $685.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the six months ended June 30, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2024, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$373,662	$330,613	$43,049	13.0%
Cash used in investing activities	(32,806)	(51,645)	18,839	36.5%
Cash used in financing activities	(320,178)	(311,317)	(8,861)	(2.8)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,747)	7,049	(9,796)	(139.0)%
Net change in cash, cash equivalents, and restricted cash	$17,931	$(25,300)	$43,231	170.9%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $43.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by higher net income, adjusted for non-cash items, of $75.1 million, partially offset by decreases in operating assets and liabilities of $32.1 million, primarily due to the change in accounts payable, accrued expenses and other liabilities.

Investing Activities. There was a $18.8 million decrease in cash used in investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities increased by $8.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in cash used in financing activities was primarily due to a decrease in proceeds from borrowings of $136.5 million and an increase of $175.0 million in repurchases of common stock. The overall decrease in cash used in financing activities was partially offset by a decrease in repayments of borrowings of $297.3 million and a decrease of $5.7 million in repurchases of common stock for tax withholding.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than borrowings and repayments on the Term Loan B Facility, Revolving Facility, and Citibank Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2024, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

As of June 30, 2024, we had borrowings with a face value of $1,575.0 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of June 30, 2024. As of December 31, 2023, we had long-term borrowings with a face value of $1,713.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $8.8 million based on the balances outstanding for these borrowings as of June 30, 2024.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended June 30, 2024 by $4.7 million and $0.6 million, respectively. During the six months ended June 30, 2024, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $8.7 million and $1.9 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2024, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $234.5 million. The fair value of these contracts at June 30, 2024 was an insignificant asset.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2024, a 10% appreciation in the value of the U.S. Dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $0.1 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the six months ended June 30, 2024 and 2023.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	—	$—	—	$875,015,198
May 1 - 31, 2024	553,329	144.54	553,329	795,047,202
June 1 - 30, 2024	617,059	154.01	617,059	700,027,533
Total	1,170,388	$149.53	1,170,388	$700,027,533
(1) On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of June 30, 2024, approximately $700.0 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

The following table shows all directors or officers who adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2024. Except as shown below, during the three months ended June 30, 2024, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Andrew Rees, Chief Executive Officer	Adopt	5/24/2024	X		100,000	3/23/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.4
Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1*†	Employment Offer Letter dated December 22, 2021 between Crocs, Inc. and Rick Blackshaw.

10.2*†	Settlement Agreement and General Release dated May 23, 2024, between Rick Blackshaw and HEY DUDE inc.

10.3*#	Employment Offer Letter, dated April 30, 2024, between Crocs, Inc. and Susan Healy (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 7, 2024).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*     Compensatory plan or arrangement.
# Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
†     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 1, 2024	By:	/s/ Susan Healy
		Name:	Susan Healy
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)