Form 10-Q
period 2024-09-30
Crocs, Inc.
filed 2024-10-29
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 22, 2024, Crocs, Inc. had 58,282,156 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,062,200	$1,045,717	$3,112,335	$3,002,250
Cost of sales	428,861	464,081	1,275,003	1,322,937
Gross profit	633,339	581,636	1,837,332	1,679,313
Selling, general and administrative expenses	363,510	307,784	1,015,336	852,044
Income from operations	269,829	273,852	821,996	827,269
Foreign currency losses, net	(332)	(1,770)	(3,928)	(1,622)
Interest income	1,366	506	2,908	1,225
Interest expense	(26,203)	(39,207)	(85,927)	(124,907)
Other income, net	237	24	302	448
Income before income taxes	244,897	233,405	735,351	702,413
Income tax expense	45,096	56,380	154,189	163,433
Net income	$199,801	$177,025	$581,162	$538,980
Net income per common share:
Basic	$3.38	$2.90	$9.69	$8.74
Diluted	$3.36	$2.87	$9.62	$8.65
Weighted average common shares outstanding:
Basic	59,046	61,143	59,973	61,670
Diluted	59,501	61,615	60,437	62,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$199,801	$177,025	$581,162	$538,980
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(429)	(363)	265	(519)
Reclassification adjustment for realized (gains) losses on derivative instruments	65	247	(361)	847
Net increase (decrease) from derivatives designated as hedging instruments	(364)	(116)	(96)	328
Foreign currency translation gains (losses), net	20,741	(17,564)	2,910	(12,421)
Total comprehensive income, net of tax	$220,178	$159,345	$583,976	$526,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$186,122	$149,288
Restricted cash - current	2	2
Accounts receivable, net of allowances of $33,634 and $27,591, respectively	361,651	305,747
Inventories	367,191	385,054
Income taxes receivable	2,913	4,413
Other receivables	21,618	21,071
Prepaid expenses and other assets	50,923	45,129
Total current assets	990,420	910,704
Property and equipment, net of accumulated depreciation of $146,957 and $120,510, respectively	243,358	238,315
Intangible assets, net of accumulated amortization of $155,943 and $138,611, respectively	1,783,677	1,792,562
Goodwill	711,602	711,588
Deferred tax assets, net	659,861	667,972
Restricted cash	3,421	3,807
Right-of-use assets	303,758	287,440
Other assets	17,053	31,446
Total assets	$4,713,150	$4,643,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,891	$260,978
Accrued expenses and other liabilities	277,982	285,771
Income taxes payable	106,753	65,952
Current borrowings	—	23,328
Current operating lease liabilities	66,900	62,267
Total current liabilities	692,526	698,296
Deferred tax liabilities, net	12,824	12,912
Long-term income taxes payable	572,362	565,171
Long-term borrowings	1,421,952	1,640,996
Long-term operating lease liabilities	285,155	269,769
Other liabilities	3,213	2,767
Total liabilities	2,988,032	3,189,911
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.4 million and 110.1 million issued, 58.5 million and 60.5 million outstanding, respectively	110	110
Treasury stock, at cost, 51.9 million and 49.6 million shares, respectively	(2,226,193)	(1,888,869)
Additional paid-in capital	851,228	826,685
Retained earnings	3,192,927	2,611,765
Accumulated other comprehensive loss	(92,954)	(95,768)
Total stockholders’ equity	1,725,118	1,453,923
Total liabilities and stockholders’ equity	$4,713,150	$4,643,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	59,552	$110	50,775	$(2,071,289)	$844,595	$2,993,126	$(113,331)	$1,653,211
Share-based compensation	—	—	—	—	6,633	—	—	6,633
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	51	—	17	(2,322)	—	—	—	(2,322)
Repurchases of common stock, including excise tax	(1,120)	—	1,120	(152,582)	—	—	—	(152,582)
Net income	—	—	—	—	—	199,801	—	199,801
Other comprehensive income	—	—	—	—	—	—	20,377	20,377
Balance at September 30, 2024	58,483	$110	51,912	$(2,226,193)	$851,228	$3,192,927	$(92,954)	$1,725,118

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	62,067	$110	47,825	$(1,707,136)	$813,466	$2,181,154	$(97,904)	$1,189,690
Share-based compensation	—	—	—	—	7,655	—	—	7,655
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	102	—	52	(5,398)	(1)	—	—	(5,399)
Repurchases of common stock, including excise tax	(1,391)	—	1,391	(151,033)	—	—	—	(151,033)
Net income	—	—	—	—	—	177,025	—	177,025
Other comprehensive loss	—	—	—	—	—	—	(17,680)	(17,680)
Balance at September 30, 2023	60,778	$110	49,268	$(1,863,567)	$821,120	$2,358,179	$(115,584)	$1,200,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	24,377	—	—	24,377
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	278	—	64	(8,235)	166	—	—	(8,069)
Repurchases of common stock, including excise tax	(2,290)	—	2,290	(329,089)	—	—	—	(329,089)
Net income	—	—	—	—	—	581,162	—	581,162
Other comprehensive income	—	—	—	—	—	—	2,814	2,814
Balance at September 30, 2024	58,483	$110	51,912	$(2,226,193)	$851,228	$3,192,927	$(92,954)	$1,725,118

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	23,507	—	—	23,507
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	420	—	147	(17,033)	(1)	—	—	(17,034)
Repurchases of common stock, including excise tax	(1,391)	—	1,391	(151,033)	—	—	—	(151,033)
Net income	—	—	—	—	—	538,980	—	538,980
Other comprehensive loss	—	—	—	—	—	—	(12,093)	(12,093)
Balance at September 30, 2023	60,778	$110	49,268	$(1,863,567)	$821,120	$2,358,179	$(115,584)	$1,200,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$581,162	$538,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,890	40,531
Operating lease cost	62,209	56,880
Share-based compensation	24,377	23,507
Asset impairment	24,081	—
Other non-cash items	26,113	7,411
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(58,510)	(99,912)
Inventories	17,983	77,915
Prepaid expenses and other assets	(9,356)	(30,714)
Accounts payable, accrued expenses and other liabilities	(32,847)	(4,935)
Right-of-use assets and operating lease liabilities	(64,495)	(54,287)
Income taxes	47,942	25,350
Cash provided by operating activities	670,549	580,726
Cash flows from investing activities:
Purchases of property, equipment, and software	(50,857)	(86,378)
Other	—	(90)
Cash used in investing activities	(50,857)	(86,468)
Cash flows from financing activities:
Proceeds from borrowings	78,156	214,634
Repayments of borrowings	(326,405)	(603,703)
Deferred debt issuance costs	(1,173)	(1,736)
Repurchases of common stock	(326,185)	(150,013)
Repurchases of common stock for tax withholding	(8,235)	(17,034)
Other	169	—
Cash used in financing activities	(583,673)	(557,852)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	429	(262)
Net change in cash, cash equivalents, and restricted cash	36,448	(63,856)
Cash, cash equivalents, and restricted cash—beginning of period	153,097	194,885
Cash, cash equivalents, and restricted cash—end of period	$189,545	$131,029
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2024, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for interest	$86,042	$125,130
Cash paid for income taxes	95,185	141,393
Cash paid for operating leases	65,754	53,679

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$75,843	$122,534
Accrued purchases of property, equipment, and software	5,693	9,445

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

Other new pronouncements issued but not effective until after September 30, 2024 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2024	December 31, 2023
	(in thousands)
Professional services	$53,390	$80,986
Accrued compensation and benefits	68,353	70,245
Return liabilities	27,429	38,644
Sales/use and value added taxes payable	22,236	23,768
Fulfillment, freight, and duties	43,260	22,269
Royalties payable (1)	13,279	10,097
Accrued rent and occupancy	10,512	8,246
Customer deposit liability and deferred revenue (1)	10,101	7,568
Accrued legal fees	5,337	2,546
Other (1)	24,085	21,402
Total accrued expenses and other liabilities	$277,982	$285,771
(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	September 30, 2024	December 31, 2023
	(in thousands)
Assets:
Right-of-use assets	$303,758	$287,440
Liabilities:
Current operating lease liabilities	$66,900	$62,267
Long-term operating lease liabilities	285,155	269,769
Total operating lease liabilities	$352,055	$332,036

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$21,555	$20,288	$62,209	$56,880
Short-term lease cost	4,907	3,102	14,920	10,336
Variable lease cost	15,450	15,130	38,757	35,248
Total lease costs	$41,912	$38,520	$115,886	$102,464

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2024 were 6.4 years and 6.4%, respectively. As of September 30, 2023, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.2 years and 5.5%, respectively.

During the nine months ended September 30, 2024, we impaired our right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, as described in Note 5 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of September 30, 2024
(in thousands)
2024 (remainder of year)	$15,619
2025	82,838
2026	70,331
2027	61,132
2028	51,768
Thereafter	150,563
Total future minimum lease payments	432,251
Less: imputed interest	(80,196)
Total operating lease liabilities	$352,055

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2024 and December 31, 2023. The fair values of our derivative instruments were an insignificant asset and insignificant liability at September 30, 2024 and an insignificant asset and insignificant liability at December 31, 2023. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Citibank Facility (as defined below) approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at September 30, 2024 and December 31, 2023 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of September 30, 2024 and December 31, 2023 were:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$575,000	$578,234	$820,000	$824,100
2029 Notes	350,000	330,538	350,000	313,987
2031 Notes	350,000	318,343	350,000	296,742
Revolving Facility	190,000	190,000	190,000	190,000

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

The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Information technology systems impairment (1)	$—	$—	$18,172	$—
Right-of-use assets impairment (2)	—	—	5,909	—
Total asset impairments	$—	$—	$24,081	$—
(1) During the nine months ended September 30, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(2) During the nine months ended September 30, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2024 or December 31, 2023.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2024 and December 31, 2023. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of September 30, 2024, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency losses, net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of September 30, 2024. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of income, which is consistent with the nature of the hedged transaction. During the three and nine months ended September 30, 2024, there was a loss of $0.1 million and a gain of $0.5 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the three and nine months ended September 30, 2023, there was a gain of $0.3 million and loss of $0.5 million, respectively. During the next twelve months, we estimate that a loss of $0.2 million will be reclassified to our condensed consolidated statements of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	September 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$2,459	$(2,609)	$2,850	$(1,333)
Hedged derivatives:
Cash flow foreign currency contracts	309	(518)	142	(229)
Total derivatives	2,768	(3,127)	2,992	(1,562)
Netting of counterparty contracts	(942)	942	(1,547)	1,547
Total derivatives, net of counterparty contracts	$1,826	$(2,185)	$1,445	$(15)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$42,486	$1,755	$41,441	$1,507
Euro	35,360	634	30,757	1,343
British Pound Sterling	18,548	(576)	17,662	(835)
South Korean Won	29,367	(820)	9,759	(428)
Indian Rupee	3,887	—	5,291	(23)
Japanese Yen	14,911	(872)	969	(47)
Other currencies	14,207	(271)	—	—
Total non-hedged derivatives	158,766	(150)	105,879	1,517
Hedged derivatives:
Euro	18,185	(161)	40,014	(186)
British Pound Sterling	22,140	(231)	22,320	135
South Korean Won	5,884	(88)	11,093	(42)
Indian Rupee	1,262	—	5,703	6
Chinese Yuan	20,346	271	—	—
Total hedged derivatives	67,817	(209)	79,130	(87)
Total derivatives	$226,583	$(359)	$185,009	$1,430

Latest maturity date, non-hedged derivatives	October 2024		January 2024
Latest maturity date, hedged derivatives	June 2025		December 2024

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Foreign currency transaction losses	$(205)	$(781)	$(3,138)	$(1,150)
Foreign currency forward exchange contracts losses	(127)	(989)	(790)	(472)
Foreign currency losses, net	$(332)	$(1,770)	$(3,928)	$(1,622)

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2024	December 31, 2023
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			575,000	820,000
Revolving Facility				190,000	190,000
Total face value of long-term borrowings				1,465,000	1,710,000
Less:
Unamortized issuance costs				43,048	49,004
Current portion of long-term borrowings (1)				—	20,000
Total long-term borrowings				$1,421,952	$1,640,996
(1) Represents the current portion of the borrowings under the Term Loan B facility.

At September 30, 2024 and December 31, 2023, $2.9 million and $10.7 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires or required, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2024, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At September 30, 2024, we had $190.0 million in outstanding borrowings and $0.8 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2024 and December 31, 2023, we had $559.2 million and $558.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the HEYDUDE acquisition, which was amended on August 8, 2023 (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

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

As of September 30, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $575.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the nine months ended September 30, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of September 30, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Company had or will have, as applicable, the option to redeem all or any portion of the 2031 Notes, at once or over time, at any time on or after August 15, 2026, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2031 Notes at any time before August 15, 2026 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before August 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2031 Notes at a redemption price of 104.125% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2024, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended September 30, 2024, we repurchased 1.1 million shares of our common stock at a cost of $151.2 million, including commissions. During the nine months ended September 30, 2024, we repurchased 2.3 million shares of our common stock at a cost of $326.2 million, including commissions. During the three and nine months ended September 30, 2023, we repurchased 1.4 million shares of our common stock at a cost of $150.0 million, including commissions.

As of September 30, 2024 and December 31, 2023, we have recorded an accrual for the stock repurchase excise tax, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

As of September 30, 2024, we had remaining authorization to repurchase $548.9 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Crocs Brand:
North America:
Wholesale	$162,103	$164,920	$516,427	$518,059
Direct-to-consumer	328,714	315,824	846,018	788,550
Total North America (1)	490,817	480,744	1,362,445	1,306,609
International:
Wholesale	233,461	204,257	776,420	669,022
Direct-to-consumer	133,820	113,768	377,038	304,866
Total International	367,281	318,025	1,153,458	973,888
Total Crocs Brand	$858,098	$798,769	$2,515,903	$2,280,497

Crocs Brand:
Wholesale	$395,564	$369,177	$1,292,847	$1,187,081
Direct-to-consumer	462,534	429,592	1,223,056	1,093,416
Total Crocs Brand	858,098	798,769	2,515,903	2,280,497
HEYDUDE Brand:
Wholesale	113,018	146,501	361,600	463,189
Direct-to-consumer	91,084	100,447	234,832	258,564
Total HEYDUDE Brand (2)	204,102	246,948	596,432	721,753
Total consolidated revenues	$1,062,200	$1,045,717	$3,112,335	$3,002,250
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except effective tax rate)
Income before income taxes	$244,897	$233,405	$735,351	$702,413
Income tax expense	45,096	56,380	154,189	163,433
Effective tax rate	18.4%	24.2%	21.0%	23.3%

During the three months ended September 30, 2024, income tax expense decreased $11.3 million compared to the same period in 2023. The effective tax rate for the three months ended September 30, 2024 was 18.4% compared to an effective tax rate of 24.2% for the same period in 2023, a 5.8% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $560.6 million and $556.5 million at September 30, 2024 and December 31, 2023, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2024, income tax expense decreased $9.2 million compared to the same period in 2023. The effective tax rate for the nine months ended September 30, 2024 was 21.0% compared to an effective tax rate of 23.3% for the same period in 2023, a 2.3% decrease. This decrease in the effective rate was primarily driven by a shift in the mix of the Company’s domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$199,801	$177,025	$581,162	$538,980
Denominator:
Weighted average common shares outstanding - basic	59,046	61,143	59,973	61,670
Plus: Dilutive effect of stock options and unvested restricted stock units	455	472	464	610
Weighted average common shares outstanding - diluted	59,501	61,615	60,437	62,280

Net income per common share:
Basic	$3.38	$2.90	$9.69	$8.74
Diluted	$3.36	$2.87	$9.62	$8.65

In the three and nine months ended September 30, 2024 and 2023, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2024, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $254.5 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We are also subject to litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims. We are not party to any significant pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows. For all legal claims and disputes, we have accrued estimated losses of $2.6 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of September 30, 2024. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2024, we estimated that reasonably possible losses associated with these legal claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Crocs Brand (1)	$858,098	$798,769	$2,515,903	$2,280,497
HEYDUDE Brand	204,102	246,948	596,432	721,753
Total consolidated revenues	$1,062,200	$1,045,717	$3,112,335	$3,002,250
Income from operations:
Crocs Brand (1)(2)	$313,264	$297,456	$932,921	$833,145
HEYDUDE Brand (2)	26,191	31,776	108,704	173,905
Total segment income from operations	$339,455	$329,232	$1,041,625	$1,007,050
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate (2)	(69,626)	(55,380)	(219,629)	(179,781)
Income from operations	269,829	273,852	821,996	827,269
Foreign currency losses, net	(332)	(1,770)	(3,928)	(1,622)
Interest income	1,366	506	2,908	1,225
Interest expense	(26,203)	(39,207)	(85,927)	(124,907)
Other income, net	237	24	302	448
Income before income taxes	$244,897	$233,405	$735,351	$702,413

Depreciation and amortization:
Crocs Brand (1)	$9,066	$8,692	$26,463	$23,228
HEYDUDE Brand	5,032	3,919	13,790	10,987
Enterprise corporate	4,087	2,140	11,637	6,316
Total consolidated depreciation and amortization	$18,185	$14,751	$51,890	$40,531
(1) Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the three and nine months ended September 30, 2023 have been recast to conform to current period presentation.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates and inflation, and as a result, they are spending more cautiously. In addition, geopolitical tensions have increased across the globe. We remain focused on making the right decisions for the health of our brands, maintaining tight inventory control, and investing in strategic initiatives to support durable long-term growth.
•We continue to invest in our strategic pillars, including marketing globally for both brands, China and sandal market penetration for the Crocs Brand, product innovation, and various initiatives supporting our global digital business. Specific to the HEYDUDE Brand, we are focused on building a consistent and profitable growth brand. We continue to invest in marketing and talent in order to increase awareness and relevance.
•Our liquidity position remains strong with approximately $186.1 million in cash and cash equivalents and $574.2 million in available borrowing capacity as of September 30, 2024. Our total borrowings were $1.42 billion as of September 30, 2024. We repurchased $151.2 million of our common stock during the quarter.

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

Third Quarter 2024 Financial and Operational Highlights

Revenues were $1,062.2 million for the third quarter of 2024, a 1.6% increase compared to the third quarter of 2023. The increase was due to the net effects of: (i) higher unit sales volume in the Crocs Brand, partially offset by lower unit sales volume in the HEYDUDE Brand, which resulted in a net increase in revenues of $33.1 million, or 3.2%; (ii) lower average selling price on a constant currency basis (“ASP”) in the Crocs Brand, partially offset by higher ASP in the HEYDUDE Brand, which decreased revenues by $12.9 million, or 1.2%; and (iii) net unfavorable changes in exchange rates, which decreased revenues by $3.7 million, or 0.4%.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2024:

•We grew revenues in the Crocs Brand by 7.4% compared to the same period in 2023.
•Gross margin was 59.6%, an increase of 400 basis points from last year’s third quarter. This was primarily due to prior year distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, lower product costs, favorable brand mix, and lower freight costs.

•Selling, general and administrative expenses (“SG&A”) were $363.5 million compared to $307.8 million in the third quarter of 2023, as a result of continued increased investment in talent and marketing. As a percent of revenues, SG&A increased to 34.2% of revenues compared to 29.4% of revenues in the third quarter of 2023.
•Income from operations decreased to $269.8 million from $273.9 million in last year’s third quarter. Net income was $199.8 million, or $3.36 per diluted share, compared to $177.0 million, or $2.87 per diluted share, in last year’s third quarter.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,			% Change Favorable (Unfavorable)
	2024	2023	2024		2023		Q3 2024-2023		YTD 2024-2023
	(in thousands, except per share, margin, and average selling price data)
Revenues	$1,062,200	$1,045,717	$3,112,335		$3,002,250		1.6%		3.7%
Cost of sales	428,861	464,081	1,275,003		1,322,937		7.6%		3.6%
Gross profit	633,339	581,636	1,837,332		1,679,313		8.9%		9.4%
Selling, general and administrative expenses	363,510	307,784	1,015,336		852,044		(18.1)%		(19.2)%
Income from operations	269,829	273,852	821,996		827,269		(1.5)%		(0.6)%
Foreign currency losses, net	(332)	(1,770)	(3,928)		(1,622)		81.2%		(142.2)%
Interest income	1,366	506	2,908	0	1,225		170.0%		137.4%
Interest expense	(26,203)	(39,207)	(85,927)		(124,907)		33.2%		31.2%
Other income, net	237	24	302		448		887.5%		(32.6)%
Income before income taxes	244,897	233,405	735,351		702,413		4.9%		4.7%
Income tax expense	45,096	56,380	154,189		163,433		20.0%		5.7%
Net income	$199,801	$177,025	$581,162		$538,980		12.9%		7.8%
Net income per common share:
Basic	$3.38	$2.90	$9.69		$8.74		16.6%		10.9%
Diluted	$3.36	$2.87	$9.62		$8.65		17.1%		11.2%

Gross margin (1)	59.6%	55.6%	59.0%		55.9%	400	bp	310	bp
Operating margin (1)	25.4%	26.2%	26.4%		27.6%	(80)	bp	(120)	bp
Footwear unit sales:
Crocs Brand	32,072	29,001	98,491		92,628		10.6%		6.3%
HEYDUDE Brand	6,585	8,321	20,019		25,541		(20.9)%		(21.6)%
Average footwear selling price - nominal basis (2):
Crocs Brand	$26.48	$27.25	$25.30		$24.38		(2.8)%		3.8%
HEYDUDE Brand	$30.94	$29.68	$29.77		$28.26		4.2%		5.3%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2024	2023	2024	2023	Q3 2024-2023	YTD 2024-2023	Q3 2024-2023	YTD 2024-2023
	(in thousands)
Crocs Brand:
Wholesale	$395,564	$369,177	$1,292,847	$1,187,081	7.1%	8.9%	7.8%	10.1%
Direct-to-consumer	462,534	429,592	1,223,056	1,093,416	7.7%	11.9%	8.0%	12.7%
Total Crocs Brand	858,098	798,769	2,515,903	2,280,497	7.4%	10.3%	7.9%	11.3%
HEYDUDE Brand:
Wholesale	113,018	146,501	361,600	463,189	(22.9)%	(21.9)%	(22.9)%	(21.9)%
Direct-to-consumer	91,084	100,447	234,832	258,564	(9.3)%	(9.2)%	(9.3)%	(9.2)%
Total HEYDUDE Brand	204,102	246,948	596,432	721,753	(17.4)%	(17.4)%	(17.4)%	(17.4)%
Total consolidated revenues	$1,062,200	$1,045,717	$3,112,335	$3,002,250	1.6%	3.7%	2.0%	4.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended September 30, 2024, revenues increased compared to the same period in 2023, driven by higher Crocs Brand revenues, partially offset by lower HEYDUDE Brand revenues. Revenues increased $16.5 million, or 1.6%, from higher volume of $33.1 million, or 3.2%, due to higher volume in the Crocs Brand, partially offset by lower volume in the HEYDUDE Brand. The overall increase was offset in part by lower ASP of $12.9 million, or 1.2%, driven by lower ASP in the Crocs Brand as a result of unfavorable product mix as well as slight net price decreases. This decrease in ASP was partially offset by higher ASP in the HEYDUDE Brand from less discounting and increased pricing as well as favorable channel mix as we grow our retail business. Net unfavorable foreign currency fluctuations of $3.7 million, or 0.4%, primarily in the Brazilian Real and Korean Won, also decreased revenues.

Revenues also increased in the nine months ended September 30, 2024, primarily due to higher ASP of $144.9 million, or 4.8%, driven by increased pricing and favorable channel mix in both brands, favorable product mix in the Crocs Brand, and less discounting in the HEYDUDE Brand. This was offset in part by net unfavorable foreign currency fluctuations of $23.1 million, or 0.8%, primarily in the Korean Won, Chinese Yuan, and Japanese Yen. Lower volume of $11.7 million, or 0.4%, as a result of lower HEYDUDE Brand volumes, partially offset by higher Crocs Brand volumes, also decreased the overall increase in revenues.

Gross margin. Gross margin increased in the three months ended September 30, 2024 to 59.6% compared to 55.6% in the same period in 2023. This was primarily driven by prior year distribution costs of approximately 180 basis points associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, lower product costs of 70 basis points, favorable brand mix of 70 basis points, and lower freight costs of 40 basis points.

Gross margin in the nine months ended September 30, 2024 was 59.0% compared to 55.9% in 2023. This was primarily driven by lower freight costs in both brands of approximately 100 basis points, prior year distribution costs of approximately 80 basis points associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, favorable brand mix of 70 basis points, and lower product costs of 50 basis points.

Selling, general and administrative expenses. SG&A increased $55.7 million, or 18.1%, in the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by increased investments in talent and marketing of $17.9 million and $14.4 million, respectively. Additionally, there were various other net cost increases, including incremental costs in our DTC channel, of $23.4 million.

SG&A expenses increased $163.3 million, or 19.2%, during the nine months ended September 30, 2024 compared to the same period in 2023, driven by increased investments in talent and marketing of $55.1 million and $40.9 million, respectively, as well as incremental costs in our DTC channel of $27.2 million. The increase in SG&A expenses was also due to an $18.2 million impairment charge for information technology systems related to the HEYDUDE integration and impairment charges of $5.9 million related to our former warehouses in Las Vegas, Nevada and the Netherlands. Other net costs increased SG&A by $16.0 million.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2024, we recognized realized and unrealized net foreign currency losses of $0.3 million compared to losses of $1.8 million during the three months ended September 30, 2023.

During the nine months ended September 30, 2024, we recognized realized and unrealized net foreign currency losses of $3.9 million compared to losses of $1.6 million during the nine months ended September 30, 2023.

Interest expense. Interest expense during the three months ended September 30, 2024 decreased $13.0 million, or 33.2%, compared to the three months ended September 30, 2023. Interest expense during the nine months ended September 30, 2024 decreased $39.0 million, or 31.2%, compared to the nine months ended September 30, 2023. The decrease in interest expense for both the three and nine months ended September 30, 2024 was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) in the current year.

Income tax expense. During the three months ended September 30, 2024, income tax expense decreased $11.3 million compared to the same period in 2023. The effective tax rate for the three months ended September 30, 2024 was 18.4% compared to an effective tax rate of 24.2% for the same period in 2023, a 5.8% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2024, income tax expense decreased $9.2 million compared to the same period in 2023. The effective tax rate for the nine months ended September 30, 2024 was 21.0% compared to an effective tax rate of 23.3% for the same period in 2023, a 2.3% decrease. This decrease in the effective rate was primarily driven by a shift in the mix of the Company’s domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2024	2023	2024	2023	Q3 2024-2023	YTD 2024-2023	Q3 2024-2023	YTD 2024-2023
	(in thousands)
Revenues:
Crocs Brand revenues (2)	$858,098	$798,769	$2,515,903	$2,280,497	7.4%	10.3%	7.9%	11.3%
HEYDUDE Brand revenues	204,102	246,948	596,432	721,753	(17.4)%	(17.4)%	(17.4)%	(17.4)%
Total consolidated revenues	$1,062,200	$1,045,717	$3,112,335	$3,002,250	1.6%	3.7%	2.0%	4.5%

Income from operations:
Crocs Brand income from operations (2)(3)	$313,264	$297,456	$932,921	$833,145	5.3%	12.0%	7.2%	15.0%
HEYDUDE Brand income from operations (3)	26,191	31,776	108,704	173,905	(17.6)%	(37.5)%	(17.2)%	(37.4)%
Enterprise corporate (3)	(69,626)	(55,380)	(219,629)	(179,781)	(25.7)%	(22.2)%	(25.7)%	(22.2)%
Total consolidated income from operations	$269,829	$273,852	$821,996	$827,269	(1.5)%	(0.6)%	0.6%	2.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Our business has continued to evolve in the period following the consummation of the HEYDUDE acquisition, as we have grown the brand and staffed and developed our leadership team at HEYDUDE. In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the three and nine months ended September 30, 2023 have been recast to conform to current period presentation.
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

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to higher volume. The overall increase was partially offset by lower ASP, driven by unfavorable product mix and slight net price decreases.

The increase in Crocs Brand revenues in the nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to higher volume and higher ASP, due to favorable product mix, price increases in international markets, and favorable channel mix.

Income from Operations. Income from operations for our Crocs Brand segment was $313.3 million for the three months ended September 30, 2024, an increase of $15.8 million, or 5.3%, compared to the same period in 2023. Gross margin was 62.5%, an increase of 60 basis points compared to prior year, driven primarily by lower product costs and lower freight and fulfillment costs. The overall increase was partially offset by unfavorable channel mix.

SG&A for our Crocs Brand segment increased $25.7 million, or 13.0%, during the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to increased investments in talent and marketing.

During the nine months ended September 30, 2024, income from operations for our Crocs Brand was $932.9 million, an increase of $99.8 million, or 12.0%, compared to the same period in 2023. Gross margin was 61.8%, an increase of 160 basis points, primarily due to lower product costs, lower freight costs, and price increases in international markets. The overall increase was partially offset by unfavorable channel mix.

SG&A for our Crocs Brand increased $83.0 million, or 15.4%, during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to increased investments in marketing and talent, increased facilities costs as we expand our retail footprint, increased depreciation and amortization expense, and higher variable expenses related to higher revenues in the DTC channel.

HEYDUDE Brand

Revenues. For the three months ended September 30, 2024, revenues decreased compared to 2023, primarily due to lower volume. Higher ASP, primarily due to less discounting and increased pricing as well as favorable channel mix as we grow our retail business, partially offset the overall decrease to revenues.

During the nine months ended September 30, 2024, revenues decreased compared to the same period in 2023, primarily due to lower volume. Higher ASPs, driven by less discounting and increased pricing, favorable channel mix, and product mix, partially offset this decrease.

Income from Operations. Income from operations for the HEYDUDE segment was $26.2 million for the three months ended September 30, 2024, a decrease of $5.6 million, or 17.6%, compared to 2023. Gross margin was 47.9%, an increase of 1,230 basis points, primarily due to lower freight costs, favorable channel mix, and higher ASP, as described above. Additionally, there were prior year distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, offset in part by infrastructure investments incurred in the current year associated with the move.

SG&A for the HEYDUDE Brand segment increased $15.4 million, or 27.5%, during the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to an increased investment in marketing and talent.

Income from operations for the HEYDUDE segment was $108.7 million for the nine months ended September 30, 2024, a decrease of $65.2 million, or 37.5%, compared to the same period in 2023. Gross margin was 47.7%, an increase of 380 basis points, driven in part by higher ASP, as discussed above, lower freight costs, and favorable channel mix. Additionally, there were prior year distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, offset in part by transition costs and infrastructure investments incurred in the current year associated with the move.

SG&A for the HEYDUDE Brand segment increased $32.6 million, or 22.8%, during the nine months ended September 30, 2024 compared to the same period in 2023. This is primarily due to an increase in investment talent and marketing, impairment costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada in the current year, and increased facilities costs as we grow our retail business. The overall increase was partially offset by lower variable expenses related to lower revenues in the DTC channel.

Enterprise Corporate

During the three months ended September 30, 2024, total net costs within ‘Enterprise corporate’ increased $14.2 million, or 25.7%, compared to the same period in 2023. This increase was in part due to an increased investment in talent.

During the nine months ended September 30, 2024, total net costs within ‘Enterprise corporate’ increased $39.8 million, or 22.2%, compared to the same period in 2023. This was primarily due to an increased investment in talent, an impairment charge for information technology systems related to the HEYDUDE integration, higher depreciation and amortization expense, and higher information technology costs.

Store Locations and Direct-to-Consumer Comparable Sales

As of September 30, 2024, we had 372 company-operated retail locations for the Crocs Brand, inclusive of 173 retail locations in North America and 199 retail locations internationally. The Crocs Brand store count includes 9 temporary clearance stores. As of September 30, 2024, we had 43 company-operated retail locations for the HEYDUDE Brand, inclusive of 9 temporary clearance stores. As of September 30, 2023, we had 347 company-operated retail locations for the Crocs Brand, inclusive of 173 retail locations in North America and 174 retail locations internationally. As of September 30, 2023, we had 11 company-operated retail locations for the HEYDUDE Brand, all of which were temporary clearance stores.

Direct-to-consumer (“DTC”) comparable sales were as follows:

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct-to-consumer comparable sales: (2)
Crocs Brand	4.8%	15.3%	9.8%	18.4%
HEYDUDE Brand	(22.2)%	8.1%	(19.4)%	16.5%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2024 was:

September 30, 2024
(in thousands)
Cash and cash equivalents	$186,122
Available borrowings	574,182

As of September 30, 2024, we had $186.1 million in cash and cash equivalents and up to $574.2 million of available borrowings, including $559.2 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of September 30, 2024, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of September 30, 2024 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2024, we held $132.6 million of our total $186.1 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $132.6 million, $2.4 million could potentially be restricted by local laws.

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

The Credit Agreement requires or required, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2024, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At September 30, 2024, we had $190.0 million in outstanding borrowings and $0.8 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2024 and December 31, 2023, we had $559.2 million and $558.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the HEYDUDE acquisition, which was amended on August 8, 2023 (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

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

As of September 30, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $575.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the nine months ended September 30, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of September 30, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Company had or will have, as applicable, the option to redeem all or any portion of the 2031 Notes, at once or over time, at any time on or after August 15, 2026, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2031 Notes at any time before August 15, 2026 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before August 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2031 Notes at a redemption price of 104.125% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2024, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$670,549	$580,726	$89,823	15.5%
Cash used in investing activities	(50,857)	(86,468)	35,611	41.2%
Cash used in financing activities	(583,673)	(557,852)	(25,821)	(4.6)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	429	(262)	691	263.7%
Net change in cash, cash equivalents, and restricted cash	$36,448	$(63,856)	$100,304	157.1%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $89.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by higher net income, adjusted for non-cash items, of $102.5 million, partially offset by decreases in operating assets and liabilities of $12.7 million, primarily due to the change in accounts payable, accrued expenses and other liabilities.

Investing Activities. There was a $35.6 million decrease in cash used in investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities increased by $25.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in cash used in financing activities was primarily due to a decrease in proceeds from borrowings of $136.5 million and an increase of $176.2 million in repurchases of common stock. The overall increase in cash used in financing activities was partially offset by a decrease in repayments of borrowings of $277.3 million, a decrease of $8.8 million in repurchases of common stock for tax withholding, a decrease of $0.6 million in deferred debt issuance costs, and other decreases in cash used of $0.2 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than borrowings and repayments on the Term Loan B Facility, Revolving Facility, and Citibank Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2024, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

As of September 30, 2024, we had borrowings with a face value of $1,465.0 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $0.8 million in outstanding letters of credit under our Revolving Facility as of September 30, 2024. As of December 31, 2023, we had long-term borrowings with a face value of $1,713.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $7.7 million based on the balances outstanding for these borrowings as of September 30, 2024.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended September 30, 2024 by $4.1 million and $0.7 million, respectively. During the nine months ended September 30, 2024, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $12.8 million and $2.6 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of September 30, 2024, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $226.6 million. The fair value of these contracts at September 30, 2024 was an insignificant liability.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2024, a 10% appreciation in the value of the U.S. Dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $1.1 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes included the implementation of information technology systems related to HEYDUDE, which resulted in additions and changes to our internal control over financial reporting. Except as described herein, there have been no other changes in our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	233,593	$135.99	233,593	$668,265,608
August 1 - 31, 2024	498,052	133.16	498,052	601,952,558
September 1 - 30, 2024	388,334	136.70	388,334	548,876,391
Total	1,119,979	$134.98	1,119,979	$548,876,391
(1) On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of September 30, 2024, approximately $548.9 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

During the three months ended September 30, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CROCS, INC.

Date: October 29, 2024	By:	/s/ Susan Healy
		Name:	Susan Healy
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)