Form 10-K
period 2024-12-31
Crocs, Inc.
filed 2025-02-13
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $7.3 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 6, 2025 was 56,056,159.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•our expectations regarding future trends expectations, and performance of our business;
•our expectations regarding the impact of economic trends on our business;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months;
•our expectations about the impact of our strategic plans; and
•our intent to achieve various Corporate Responsibility and Sustainability initiatives.

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
•    our failure to continue to obtain or maintain high-quality endorsers of our products and social media influencers;
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
•    a pandemic, epidemic, or other public health emergency has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations;
•    supply chain disruptions, which could interrupt product manufacturing and global logistics and increase product costs;
•    our dependence on third-party manufacturers located outside of the U.S.;
•    if we need to replace manufacturers or distribution centers;
•    our dependence on the global supply chain and impacts of supply chain constraints and inflationary pressure;
•    our inability to accurately forecast consumer demand;
•    our third-party manufacturing operations, which must comply with labor, trade, and other laws;
i

•    our dependence on a number of suppliers for key production materials, and any disruption in the supply of such materials;
•    changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan, or other global currencies;
•    the adverse impact of government actions and regulations, such as export restrictions, tariffs, and other trade protection measures;
•    the fact that we conduct significant business activity outside the U.S., which exposes us to risks of international commerce;
•    our inability to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels, or accurately forecast demand and supply for our products;
•    our ability to realize the benefits from the Acquisition;
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
•    changes in tax laws and unanticipated tax liabilities and adverse outcomes from tax audits or tax litigation; and
•    our failure to meet analyst and investor expectations.
ii

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”). HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The majority of HEYDUDE sales are currently in the United States.

We have two reportable operating segments: the Crocs Brand and the HEYDUDE Brand, which are discussed in more detail in “Business Segments and Geographic Information” below.

Our Vision

At the heart of our brands are our consumers. We have brands with a broad democratic appeal and accessible price points, which are aligned with global megatrends such as casualization, comfort, and personalization. The philosophy and vision for our brands have been important drivers of our results and, we believe, will continue to be important as we strive to realize the full global potential of our brands. To that end, in 2024, we continued our message of “Come As You Are” for the Crocs Brand and the slogan “Good To Go-To” for the HEYDUDE Brand.

Our enterprise growth priorities are centered around three strategic areas of focus:

•Ignite our icons to drive awareness and relevance for our brands — Central to our Crocs Brand’s DNA are our clogs, sandals, and Jibbitz™ charms, which are key product pillars that we believe will drive long-term growth. Our Classic Clog is our icon, and we continue to grow our broader clog silhouette with new designs, colors, graphics, licensed properties and collaborations. The addition of the HEYDUDE Brand to our portfolio provides opportunity to play in a broader casual footwear market. The brand is known for its versatility, easy on and off characteristics, and comfort. The Wendy and Wally are distinct and innovative loafer silhouettes and represent our icons.

•Drive market share gains across our Tier 1 markets through strategic investment in talent, marketing, digital, and retail — For the Crocs Brand, we are focused on six Tier 1 markets: (i) China, (ii) India, (iii) Japan, (iv) South Korea, (v), the U.S., and (vi) Western Europe. Our international sales in 2024 were 44.1% of Crocs Brand revenues compared to 41.0% and 38.2% in 2023 and 2022, respectively. For the HEYDUDE Brand, which predominantly operates in the United States, we have embarked, and plan to continue to embark, on various marketing activities to drive higher awareness. This includes developing a pipeline of collaborations and brand activations. We have rightsized HEYDUDE’s wholesale distribution footprint and are evolving our channel diversification strategy through the thoughtful development of premium outlet retail stores. At the end of 2024 and 2023, we had a fleet of 52 and 14 HEYDUDE Brand outlet stores, respectively.

Across our portfolio, leading with digital remains a priority. Digital sales include sales directly to consumers through our company-owned websites and third-party marketplaces as well as wholesale sales to our global e-tailers. Our digital sales in 2024 were 37.2% of consolidated revenues, compared to 37.9% and 37.8% of consolidated revenues in 2023 and 2022, respectively.

•Attract new consumers by diversifying our product range and wearing occasions — For the Crocs Brand, we see opportunity to attract new consumers by driving diversification in wearing occasions. We believe sandals are a natural extension of the Crocs Brand and allow us to access new consumers by leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions. In addition to the development of our sandals product pillar, we see further opportunity to expand into broader footwear silhouettes and lifestyle occasions. For the HEYDUDE Brand, our primary focus is diversification within our core Wendy and Wally silhouettes, while pursuing natural extensions into sneakers, dress casual, boots and sandals.

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for all. We offer a broad portfolio of all-season products, while remaining true to our core casual footwear heritage.

Crocs Brand

Recognized globally for our unmistakable iconic molded clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals—wedges, flips, and slides—that meet the needs of the whole family. Our mission of “everyone comfortable in their own shoes” continued in 2024 as we repeatedly brought our consumers new silhouettes, compelling collaborations, trend-right colors and graphics, and increased personalization through our Jibbitz™ charms accessories.

The vast majority of Crocs™ shoes feature Croslite™ material, a proprietary, revolutionary technology that gives each pair of shoes the soft, comfortable, and lightweight qualities that our fans know and love. We also use Croslite™ material formulations in connection with material technologies used in our visible comfort collections, such as our LiteRide™ and Free Feel Technology™ products. Our products containing LiteRide™ and Free Feel Technology™ feature comfort-focused, proprietary foam insoles which are soft, lightweight, and resilient.

HEYDUDE Brand

The HEYDUDE Brand offers shoes with an iconic and versatile loafer silhouette with many wearing occasions that focus on casualization, comfort-led functionality, and personalization. The HEYDUDE Brand utilizes leading technologies including a flex-and-fold outsole and ergonomic insole. The shoes are known for being lightweight, flexible, and soft, with design and functional flexibility for convenience.

Marketing

Each season, we focus on presenting compelling brand stories and experiences for our new product introductions as well as our ongoing core products. We employ social and digital marketing centered on showcasing our clog, sandal silhouettes, and Jibbitz™ charms for the Crocs Brand and our versatile loafer silhouette for the HEYDUDE Brand. We continue to invest in partnerships including McDonald’s, Toy Story, Simone Rocha, Sydney Sweeney, and Jelly Roll. Innovation is not only core to our brands’ values; it is at the forefront of how we drive consumer acquisition and engagement. We strive to listen and respond quickly to our customers to give them new and innovative reasons to continue to choose the Crocs and HEYDUDE brands. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on total marketing costs for the year.

Corporate Responsibility and Sustainability Initiatives

As one of the world’s largest footwear companies, we aim to make a positive impact on the global footwear industry, for people, and for our planet. Our 2024 Comfort Report, which is expected to be published in the first half of 2025, is our fourth annual publication that provides an explanation of our progress towards our purpose of creating a more comfortable world for all. Our Comfort Report will be made available on the Investor Relations section of our website located at www.investors.crocs.com. Except where specified otherwise, all information in the forthcoming Comfort Report and below corporate responsibility and sustainability (“CRS”) discussion pertains to Crocs, Inc. as of December 31, 2024. The content provided in our Comfort Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

We are continuously evaluating our business practices towards our goal of consistently delivering products that exceed customer and consumer expectations while meeting all regulatory and compliance requirements. We believe the progress of our sustainability efforts is best understood through transparent and comparable disclosures and, to this end, we continue to align our reporting with the Sustainability Accounting Standards Board (“SASB”) and the Taskforce on Climate-related Financial Disclosures (“TCFD”) frameworks.

Environmental

We are committed to taking steps to reduce our impact on the environment and are particularly focused on carbon reduction, sustainable operations, and product circularity.

In 2024, we completed a greenhouse gas inventory for the Crocs, Inc. enterprise, including both the Crocs and HEYDUDE brands, based on 2023 data. We also updated our 2022 and 2021 emissions based on updates in calculation methodology due to more accurate emission factors and advancements in data quality. In 2024, we increased the amount of bio-circular materials in our Croslite™ compound, reaching 25% bio-circular content on a mass balance basis as verified by the International Sustainability and Carbon Certification (“ISCC PLUS”), supporting our journey to Net Zero by 2040. We also maintained our membership with Cascale (formerly the Sustainable Apparel Coalition), continued to progress the work of the Footwear Collective as a founding member and enhanced the tracking of our energy use, water use, and waste generation.

In 2024, we also expanded “Old Crocs New Life,” a circularity program in the United States and Canada that allows our Crocs consumers to return their gently worn or well-loved Crocs shoes to over 160 retail stores or via a mail-back initiative to be donated to communities in need or repurposed into something new. We also launched our first “Keep it Going” classic clog, made of 25% post-consumer recycled content created from Crocs shoes we’ve taken back.

More detail on these initiatives, as well as our ambitions, will be provided in our upcoming Comfort Report.

Social

As of December 31, 2024, we employed more than 7,910 employees globally, including approximately 4,560 employees in our retail stores, 2,300 employees at our corporate/regional offices, and 1,050 employees at our distribution centers.

We believe we have one of the most talented workforces in the footwear industry and continue to improve and implement new initiatives to remain an employer of choice across all of our businesses and geographies. These initiatives include pay transparency in hiring, offering employee training and developing leadership capabilities, enabling meaningful professional experiences, offering a compelling employee value proposition, and creating a collaborative culture. We strive to create a culture of inclusion through people-practices that support and empower all employees. We are proud of the workplace culture we have created. To that end, our regular employee engagement scores continue to reflect a highly engaged global workforce.

Our efforts around inclusion, collaboration, and human rights extend through our supply chain. We work to ensure our products are sourced, produced, and delivered to our customers in a manner that upholds international labor and human rights standards, inclusive of occupational safety and chemical safety. In addition, we maintain numerous measures to ensure our supply chain complies with our Social Compliance Code of Conduct, Restricted Substances Policy, and Human Rights Policy, as well as with local laws and customs regarding hiring practices, wages, and working conditions.

We also seek to extend the reach of our impact through our global community giving program. In 2024, we launched our “Step Up to Greatness” program focused on supporting non-profit partners that help young people build new skills, grow confidence, and open doors to new opportunities. We also partnered with Big Brothers Big Sisters, the largest youth mentoring organization in the United States, to support them in empowering young people. We continued to show up for our communities in times of need, donating shoes and funds in the wake of crises, such as the impacts following the hurricanes in the southeastern United States in 2024.

Governance

Strong corporate governance mechanisms, along with robust internal controls over our financial reporting framework, are the foundation for our progress toward our environmental and social ambitions. The basis of this is our Board of Directors (the “Board”), which was comprised of 22% female and 22% historically underrepresented racial/ethnic members as of December 31, 2024.

In 2024, our Corporate Responsibility and Sustainability Steering Committee (the “CRS Committee”) of our Board, comprised of three independent directors, continued its oversight of our CRS efforts and received quarterly updates on the development of our CRS program. Specifically, the CRS Committee assisted the Board in (i) carrying out the responsibilities delegated by the Board regarding the review and oversight of our goals, policies, procedures and disclosures related to sustainability and CRS matters and (ii) its oversight of the sustainability and CRS matters material to us, our employees, our communities, and the planet. Additionally, we regularly review our Enterprise Risk Management and Ethics & Compliance program frameworks to account for our social and environmental risks and opportunities, specifically including those related to climate change. All material findings and updates are elevated to and discussed with our Board quarterly by our Chief Sustainability Officer, who reports directly to our Chief Executive Officer.

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

Wholesale Channel

During the years ended December 31, 2024, 2023, and 2022, 50.3%, 52.0%, and 54.9% of our consolidated revenues, respectively, were derived through our wholesale channel. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors. Brick-and-mortar customers typically include family footwear retailers, international, national, and regional retail chains, sporting goods stores, and independent footwear retailers.

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

Direct-to-Consumer Channel

Our DTC channel includes company-operated e-commerce sites, third-party marketplaces, company-operated full-price retail stores, outlet stores, and kiosks/store-in-store locations. During the years ended December 31, 2024, 2023, and 2022, 49.7%, 48.0%, and 45.1%, respectively, of our consolidated revenues were derived through our DTC channel.

E-commerce

As of December 31, 2024, we offered our products through 23 company-operated e-commerce sites worldwide and also on third-party marketplaces. Our e-commerce presence facilitates a greater connection with our consumers and provides us with an opportunity to educate them about our products and brands. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

Retail

With the continued worldwide consumer shift toward e-commerce, we carefully manage our retail fleet, especially full-priced retail stores. As of December 31, 2024, we had 390 and 52 company-operated stores for the Crocs Brand and HEYDUDE Brand, respectively.

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. As of December 31, 2024, we had 87 full-price Crocs Brand retail stores.

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in our outlet stores as well as built-for-outlet products. As of December 31, 2024, we had 232 Crocs Brand outlet stores and 52 HEYDUDE Brand outlet stores, of which 9 were clearance locations.

Our company-operated kiosks and store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot-traffic areas. With efficient use of retail space and limited fixed cost and capital investment, we believe kiosks and store-in-store locations can be effective vehicles for selling our products in certain geographic areas. As of December 31, 2024, we had 71 Crocs Brand kiosks and store-in-store locations.

The following table illustrates the net change during 2024 in the number of our company-operated retail stores (inclusive of full-price retail stores, outlet stores, kiosks, store-in-store locations, and temporary stores) by reportable operating segment and country:

	December 31, 2023	Opened	Closed	December 31, 2024
Crocs Brand
United States	163	13	4	172
South Korea	91	4	—	95
China	36	18	3	51
Japan	14	7	—	21
Singapore	17	—	—	17
Germany	11	1	2	10
Canada	8	2	1	9
Great Britain	—	4	—	4
Austria	3	—	—	3
Puerto Rico	3	—	—	3
France	2	—	—	2
The Netherlands	1	1	—	2
Australia	—	1	—	1
Total Crocs Brand	349	51	10	390
HEYDUDE Brand
United States	14	39	1	52
Total HEYDUDE Brand	14	39	1	52
Total	363	90	11	442

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

Raw Materials

Crocs Brand

Croslite™, our proprietary closed-cell resin material, incorporates the primary material formulations used in the vast majority of our Crocs Brand footwear and some of our accessories. Our Croslite™ materials are formulated to create soft, comfortable, and lightweight footwear. We continue to invest in research and development to refine our materials to enhance these properties, develop new properties for specific applications, as well as reduce our environmental impact through various sustainability initiatives described in the previous section.

Croslite™ is produced by compounding elastomer resins, purchased from major chemical manufacturers, with certain other production inputs such as color dyes. Multiple suppliers produce the elastomer resins used in the Croslite™ material. In the future, we may identify and utilize materials produced by other suppliers as an alternative to, or in addition to, those elastomer resins. All other raw materials that we use to produce the Croslite™ formulations are readily available for purchase from multiple suppliers.

Some of the products we offer are constructed using textile fabrics or other material formulations, such as those we brand LiteRide™ and Free Feel Technology™. These materials are obtained from a number of third-party sources, and we believe these materials are also broadly available.

HEYDUDE Brand

The primary raw materials for the HEYDUDE Brand are fabrics, including polyester and cotton, Ethylene-vinyl acetate (“EVA”) insoles and outsoles, and other materials such as leather and polyurethane. We purchase this material from a select group of third-party sources, and we believe these materials are broadly available.

Sourcing

Our sourcing strategy is to maintain a flexible, globally-diversified, cost-efficient third-party manufacturing base. We source our inventory production from multiple third-party manufacturers, primarily in:

•Vietnam for the Crocs Brand. We have additional third-party manufacturers in China, Indonesia, India, and Mexico, among other countries. During the years ended December 31, 2024, 2023, and 2022, approximately 51%, 56%, and 53%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the majority of operations in Vietnam, produced approximately 50%, 47%, and 42% of our production during the years ended December 31, 2024, 2023, and 2022, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 25%, 26%, and 27% of our production during the years ended December 31, 2024, 2023, and 2022, respectively.
•China for the HEYDUDE Brand. We have additional third-party manufacturers in Vietnam, Cambodia, Indonesia, and India. During the years ended December 31, 2024 and 2023, approximately 58% and 83%, respectively, of our HEYDUDE Brand production was in China. During the partial period beginning on the Acquisition Date through December 31, 2022 (the “Partial Period”), the vast majority of production was in China for the HEYDUDE Brand.

We believe any potential concentration risk is mitigated by the fact that the manufacturing capabilities required to produce our footwear are broadly available for both brands. Nonetheless, see the risk factors under “Risks Related to our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.” and “Risks Related to International Operations —Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information on risks associated with sourcing.

Distribution and Logistics

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2024, we principally stored our finished goods inventory in company-operated warehouses and distribution and logistics facilities located in the U.S. and the Netherlands. During 2024, we further expanded our U.S. distribution centers in Nevada for the HEYDUDE Brand to increase distribution capacity. We also utilized third-party operated distribution centers located in the United States, Japan, China, Australia, South Korea, Singapore, India, Brazil, Canada, the Netherlands, and the United Kingdom. As of December 31, 2024, our company-operated warehouse and distribution facilities provided us with 2.9 million square feet, and our third-party operated distribution facilities provided us with 0.9 million square feet, with additional area available based on inventory levels. We also ship directly to certain wholesale customers from our third-party manufacturers and certain distributors pick up orders directly from our third-party manufacturers or from the port of entry.

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

Intellectual Property and Trademarks

We rely on a combination of trademarks, copyrights, trade secrets, trade dress, and patent protections to establish, protect, and enforce our intellectual property rights in our product designs, brands, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution, and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks for the Crocs Brand include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China, and Canada, among other countries. Our major trademarks for the HEYDUDE Brand include the HEYDUDE logo and word mark. The HEYDUDE word mark is registered in the U.S., the European Union, China, and Singapore, among others. Protection for the HEYDUDE logo has been filed in the U.S. and other countries and has moved to registration in some, including Singapore, the United Kingdom, and Australia among others. We also have registrations or pending trademark applications for other marks and logos in various countries around the world.

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

We consider the formulations of the materials used to produce our Crocs Brand footwear covered by our trademarks Croslite™, LiteRide™, and Free Feel Technology™, among others, valuable trade secrets. The material formulations are manufactured through a process that combines a number of components in various proportions to achieve the properties for which our Crocs Brand products are known. We use multiple suppliers to source these components but protect the formulations by using an exclusive supply agreement for key components and confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third-party using our formulations in the production of footwear. We believe the comfort and utility of our Crocs Brand products depend on the properties achieved from the compounding of the Croslite™, LiteRide™, and Free Feel Technology™ materials, which constitutes a key competitive advantage for us, and we intend to continue to vigorously protect these trade secrets.

We also actively combat counterfeiting and other infringements of our brand by monitoring the global marketplace. We use our employees, sales representatives, distributors, and retailers, as well as outside investigators, attorneys, and customs agents, to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives and distributors are also educated on our patents, pending patents, trademarks, and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain foreign jurisdictions. See the risk factor under “Risks Related to our Products — Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brands’ image, and adversely affect our business” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.

Competition

The global casual, athletic, and fashion footwear markets are highly competitive. Although we do not believe that we compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and e-commerce businesses compete with companies including, but not limited to: NIKE, Inc., adidas AG, Deckers Outdoor Corporation, Skechers USA, Inc., Birkenstock Holding plc., Steven Madden, Ltd., Wolverine World Wide, Inc., and V.F. Corporation. Our company-operated retail locations and e-commerce sites also compete with some of our wholesale partners.

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

Available Information

We file with, or furnish to, the SEC reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge on our corporate website (www.crocs.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained free of charge at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this Annual Report on Form 10-K) is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.

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

In the past, several footwear companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining revenues and losses, and our business may be similarly affected in the future. Consumer demand for our products and the equity of our brands could also diminish significantly if we, among other things, fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets.

Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and the image of our brands, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Negative claims or publicity involving us, our products, or any of our key employees, endorsers, or business partners could materially damage our reputation and the image of our brands, regardless of whether such claims are accurate. Social media, which accelerates and potentially amplifies the scope of negative publicity, can accelerate, and increase the impact of, negative claims. Further, business incidents that erode consumer trust, such as perceived product safety issues, whether isolated or recurring, in particular incidents that receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our business and financial results. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including unauthorized uses of our trademarks by third parties, could harm our brands and adversely impact our business. See also the risk factor under “Risks Related to our Products — Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brands’ image, and adversely affect our business.”

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

To successfully continue to evolve our footwear product line to appeal to our consumers, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models, collaborations, and licenses that we introduce may not be successful with consumers or our brands may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, the image of our brands may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

In producing new footwear models, collaborations, and licenses, we may encounter difficulties that we did not anticipate during the product development stage. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new styles, product lines, collaborations, and licenses, and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style, collaboration, or license may depend on our pricing. We may introduce products that are not popular, set the prices of new styles too high for the market to bear, or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful or that we will dedicate our limited marketing resources to the right product lines. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business and financial results.

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

Failure to continue to obtain or maintain high-quality endorsers of our products and social media influencers could harm our business.

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

Our marketing and advertising programs are critical to our ability to attract new consumers and retain existing consumers. We are increasingly using digital and social media platforms to drive further engagement with consumers, with a focus on social media influencers. However, we cannot assure that our marketing and advertising programs will be successful or appeal to our target consumers. Ineffective marketing and advertising programs could result in an inefficient use of funds and hinder our ability to maintain brand relevance, attract new consumers or retain existing consumers.

We rely on technical innovation to compete in the market for our products.

Our success relies on continued innovation in both materials and design of footwear, such as our branded Croslite™, LiteRide™, and Free Feel Technology™ materials. Research and development is a key part of our continued success and growth, and we rely on experts to develop and test our materials and products. Croslite™, our branded proprietary closed-cell resin, is the primary raw material used in the vast majority of our Crocs Brand footwear and some of our accessories. Croslite™ is carefully formulated to create soft, durable, extremely lightweight, and water-resistant footwear that conforms to the shape of the foot and increases comfort. We continue to invest in research and development in order to refine our materials to enhance these properties and to develop new properties for specific applications. We strive to produce footwear featuring fun, comfort, color, and functionality. If we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

Risks Related to the Economy

Changes in global economic conditions, including, but not limited to, those driven by inflation, may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause consumers, wholesalers, and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2023 and 2024 and currently expect to continue to experience in 2025.

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
•If consumer demand for our products declines, we may not be able to profitably operate existing retail stores, due to the higher fixed costs associated with our retail business compared to e-commerce distribution.
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
•If our manufacturers or other parties in our supply chain experience diminished liquidity, and, as a result, are unable to fulfill their obligations to us, we may be unable to provide our customers with our products in a timely manner, resulting in lost sales opportunities or a deterioration in our customer relationships, which could in turn negatively impact future sales.
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

In 2024, the Federal Reserve raised interest rates multiple times in response to concerns about inflation, though further interest rate changes remain uncertain. Higher interest rates, coupled with reduced government spending and volatility in financial markets may also increase economic uncertainty and negatively affect consumer spending. Similarly, the ongoing war between Israel and Hamas has created extreme volatility in the global capital markets and is expected to continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. See “Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition and results of operations.” Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations.

The ongoing war between Israel and Hamas as well as the ongoing war between Russia and Ukraine have adversely affected the global economy and have resulted in geopolitical instability. While we derived immaterial revenues from markets in and around these conflict zones in 2024, the instability resulting from these wars could cause an adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers, or employees should tensions escalate. Further escalation of geopolitical tensions could also result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

A pandemic, epidemic, or other public health emergency has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations.

Pandemics, including the COVID-19 pandemic, epidemics, and other public health emergencies have, among other things, caused global macroeconomic uncertainty, disrupted consumer spending and supply chains, contributed to various global shipping delays and port congestions, and created significant volatility and disruption of financial markets. For example, global supply chain disruptions during fiscal years 2021 and 2022 negatively impacted our gross margins and net income and any pandemics, epidemics, and other public health emergencies could do so again in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

The effects of a pandemic, epidemic, or other public health emergency could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

•the impact on the economies and financial markets of the countries and regions in which we operate;
•the impact on our supply chain, including, but not limited to, staffing shortages, closed factories, cost inflation, scarcity of raw materials, scrutiny or embargoing of goods produced in the infected areas, and shipping delays;
•reduced foot traffic at our retail stores and those of our wholesale customers due to forced closures or other operational restrictions, such as reduced capacity limits and operating hours, declines in tourism, and/or potential changes in consumer behavior and shopping preferences; and
•operational risk, including, but not limited to, cybersecurity risks as a result of extended remote work arrangements and restrictions on employee travel.

Risks Related to Our Supply Chain

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

We rely on third-party manufacturers outside of the U.S. to produce our products. See the risk factor under “We depend solely on third-party manufacturers located outside the U.S.” for more information.

We also rely on international shipping to transport our products to their various geographic markets. During the year ended December 31, 2022, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Continued or additional delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. During the year ended December 31, 2022, our third-party manufacturers, distribution centers, where we manage our inventory, and our third-party partners experienced disruptions that impacted our supply chain and increased global lead-time for our products, including port congestion, temporary closures, and worker shortages. Additionally, as a consequence of the COVID-19 pandemic, reductions in the number of ocean carrier voyages and capacity delayed the arrival of imports and increased ocean transport costs globally. We are facing challenges related to extended ocean transit times due to ongoing disruptions, including port strikes and delays at key transit points such as the Red Sea, Suez Canal, and Panama Canal. While these disruptions did not have a significant impact on our 2024 results, these factors, along with other global logistical issues, are contributing to continued unpredictability in ocean transportation. Additionally, supply chain labor costs have remained a significant pressure over the past 18 months, as meaningful increases in pay rates were implemented to ensure a sufficient and stable workforce. As supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, and we face increased risk of order cancellations. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesalers, and diminished brand loyalty.

Despite our actions to mitigate these impacts, we have been negatively impacted by global logistics challenges in the past. For example, during the year ended December 31, 2022, we expended $67 million on an air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam, China, Indonesia, India, and Mexico. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity, and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders, as discussed in more detail below. During the years ended December 31, 2024, 2023, and 2022, approximately 51%, 56%, and 53%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the majority of operations in Vietnam, produced approximately 50%, 47%, and 42% of our production during the years ended December 31, 2024, 2023, and 2022, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 25%, 26%, and 27% of our production during the years ended December 31, 2024, 2023, and 2022, respectively. During the years ended December 31, 2024 and 2023, approximately 58% and 83%, respectively, of our HEYDUDE Brand production was in China. During the Partial Period, the majority of production was in China for the HEYDUDE Brand. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our quality standards. Furthermore, due to the relative concentration of our third-party manufacturers, we may be subject to an increased risk of supply chain disruption, particularly in the event of a natural disaster, pandemic, such as the COVID-19 pandemic, epidemic, geopolitical tension, or other event impacting the region outside of our control. In addition, disruption at the facilities of our third-party manufacturing partners as a result of COVID-19 or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages had an adverse effect on our supply chain in 2021 and 2022 and may have a material adverse effect in the future. For example, at the end of 2021 and into the first quarter of 2022, many of our third-party manufacturing facilities in Vietnam were closed or not operating at full capacity due to local COVID-19 outbreaks and safety protocols, which negatively impacted our financial results. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” and “Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.”

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, including those caused by the COVID-19 pandemic, work stoppages, political instability, including the ongoing war between Israel and Hamas, the ongoing war between Russia and Ukraine, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, cost inflation, changes in governmental policies or laws, and the imposition of tariffs, import and export controls, and other barriers. Because we do not manufacture products internally, we cannot offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. For example, during the year ended December 31, 2022, we incurred approximately $67 million on an air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

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

See the risk factors under “Risks Related to International Operations — Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” and “Risks Related to International Operations — We conduct significant business activity outside the U.S., which exposes us to risks of international commerce.”

Our business could suffer if we need to replace either our third-party manufacturers or our distribution centers.

We do not own or operate any manufacturing facilities and depend exclusively on third-party manufacturers to manufacture our products, the majority of which are located in Vietnam, China, and Indonesia. Accordingly, our success depends, in part, on our ability to identify reputable third-party manufacturers who can fulfill our orders timely and to our requirements, as well as the timely importation, customs clearance, and shipment of products to and from our various distribution centers. We also compete with other companies for the production capacity of our third-party manufacturers. Some of these competitors may place larger orders than we do, and, as a result, may have an advantage or priority in securing production capacity. If we experience a significant increase in demand, or if an existing third-party manufacturer needs to be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this potential additional capacity will be available when needed or on terms that are acceptable to us. We also enter into purchase order commitments specifying a time for delivery, method of payment, design and quality specifications, and other standard industry terms and conditions, but we do not have long-term contracts with any third-party manufacturer. Furthermore, none of the third-party manufacturers we use produce our products exclusively.

In addition, we rely on a number of company-operated and third-party operated distribution facilities around the world to warehouse and ship products to our customers and to our retail stores and perform other related logistics services. Our ability to meet our needs and the needs of our customers depends, in part, on the operation of these distribution centers. Our distribution centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including, but not limited to, natural disasters, severe weather, labor shortages, fires, system failures, and/or pandemics, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our retail stores, increased costs, and longer lead times associated with the distribution of our products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.

We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers to our retail stores, and to our wholesale and DTC customers. Our utilization of these shipping services is subject to various risks, including, but not limited to, potential labor shortages (stemming from labor disputes, strikes, or otherwise), severe weather, and pandemics, which could delay the timing of shipments, and increases in wages and fuel prices, which could result in higher transportation costs. The continued increase in popularity of online shopping driven by changes in consumer shopping preferences has amplified certain of these risks, oftentimes resulting in capacity constraints. We have incurred, and may continue to incur, higher freight and other logistics costs as a result of certain of the foregoing factors. Any delays in the timing of our product shipments or increases in transportation costs could have a material adverse effect on our business, financial condition and results of operations.

Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.

Our operations have been, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times, port congestion, and increased freight costs, the uncertain economic environment, and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our gross margins, results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. We are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted, and could continue to negatively impact our ability to meet consumer demand, which in turn has impacted, and could in the future impact our net sales revenues and market share. In addition, COVID-19 related closures negatively impacted our supply chain in Vietnam in the first quarter of 2022 and in China in the second quarter of 2022. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.”

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

We require our third-party manufacturers to meet our quality control standards and footwear industry standards for working conditions and other matters, including compliance with applicable labor, environmental, and other laws; however, we do not control our third-party manufacturers or their respective labor practices. A failure by any of our third-party manufacturers to adhere to quality standards or labor, environmental, and other laws could cause us to incur additional costs for our products, generate negative publicity, damage our reputation and the value of our brands, and discourage customers from buying our products. We also require our third-party manufacturers to meet certain product safety standards. A failure by any of our third-party manufacturers to adhere to such product safety standards could lead to a product recall, which could result in critical media coverage; harm our business, brands, and reputation; and cause us to incur additional costs. Additionally, our industry is subject to significant pricing pressure caused by many factors, including, but not limited to, continued inflationary pressure, intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of our products, excess inventory levels in the marketplace, and changes in consumer spending habits and patterns. Although we plan to limit our promotional activity, these foregoing factors may require us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will, in turn decline. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

In addition, if we or our third-party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, and fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes other charges, or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business or results of operations. See the risk factor under “We depend solely on third-party manufacturers located outside the U.S.” for more information.

For example, China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is the source of large amounts of cotton and textiles for the global apparel and footwear supply chain. The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in XUAR. Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) empowers the U.S. Customs and Border Protection Agency (the “U.S. CBP”) to withhold release of items produced in whole or in part in the XUAR, or produced by companies included on a government-created UFLPA entity list, creating a presumption that such goods were produced using forced labor. XPCC controls many of the cotton farms and much of the textile industry in the region, and many large factories in XUAR produce fabrics and yarn for apparel and footwear.

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

We depend on a number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding our Croslite™, LiteRide™, and Free Feel Technology™ formulations, which we use to produce our various footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production schedules. We are also subject to market conditions related to supply and demand for our raw materials and any resulting shortages in supply, as well as impacts of any global shipping or logistics delays. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have an adverse impact on our product margins. If we are unable to obtain suitable elastomer resins, or if we are unable to procure sufficient quantities of the materials that go into the Croslite™, LiteRide™, and Free Feel Technology™ formulations, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics, which could result in less favorable market acceptance, lost potential sales, delays in shipments to customers, strained relationships with customers, and diminished brand loyalty.

Risks Related to International Operations

Changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan or other global currencies could have a material adverse effect on our business and financial results.

As a global company, we have significant revenues and costs denominated in currencies other than the USD. We are exposed to the risk of losses resulting from changes in exchange rates on monetary assets and liabilities within our international subsidiaries that are denominated in currencies other than the subsidiaries’ functional currencies. Likewise, our U.S. subsidiaries are also exposed to the risk of losses resulting from changes in exchange rates on monetary assets and liabilities that are denominated in a currency other than the USD. We have experienced, and will continue to experience, changes in exchange rates, impacting both our statements of income and the value of our assets and liabilities denominated in foreign currencies.

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

Further, our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, gross margin compression, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. For the Crocs Brand, we pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. For the HEYDUDE Brand, we pay the majority of our third-party manufacturers, located primarily in China, in Chinese Yuan. In 2024, we experienced decreases of approximately $29.8 million in our Crocs Brand segment revenues, primarily as a result of decreases in the value of the South Korean Won, Brazilian Real, Japanese Yen, and Chinese Yuan relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business.

We, similar to many other companies with overseas operations, import and sell products in other countries that could be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, trade restrictions, or economic sanctions). Such changes have the potential to adversely impact our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

For example, in February 2025, the current U.S. presidential administration has imposed tariffs on foreign imports into the United States, including, most relevant to us, an additional 10% tariff on all imports from China and an additional 25% tariff on all imports from Mexico, which tariffs on imports from Mexico were subsequently suspended for 30 days in order to facilitate negotiations. As of the date of this Annual Report, the proposed tariffs on all imports from Mexico remain suspended. A predominant portion of the products we sell are originally manufactured in countries other than the U.S., such as China and Mexico. These tariffs will increase the cost of certain products and negatively impact our results of operations. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations.

Other effects of these changes, including impacts on the price of raw materials, responsive or retaliatory actions from governments, such as retaliatory tariffs on imports into China and Mexico from the U.S. and the opportunity for competitors not subject to such changes to establish a presence in markets where we participate, could also have significant impacts on our results of operations, though whether any of the foregoing actions will be taken remains unclear. Furthermore, we may not be able to increase prices for our products enough to offset tariffs, which could impact our margins. If we raise prices in response to tariffs, the demand for our products may go down, which could have a negative impact on our sales. We cannot predict what further action may be taken with respect to export restrictions, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business, financial condition and results of operations. See also the risk factor under “We conduct significant business activity outside the U.S., which exposes us to risks of international commerce.”

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
•political unrest, such as the ongoing war between Israel and Hamas, changes in law, terrorism, natural disasters, or public health issues like the COVID-19 pandemic, any of which can interrupt commerce;
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
•UFLPA detentions by U.S. CBP resulting in revenue loss and adverse media exposure; and
•increased accounting and internal control costs.

In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure there will not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For example, in 2021, the UFPLA, which effectively prohibits imports of any goods made either wholly or in part in a certain area of China, was signed into law, which generally prohibits importing goods made with forced labor into the U.S., subject to certain exceptions. While we do not currently expect that this law will directly affect our supply chain, since we do not believe that our suppliers source materials from such area of China for the products they sell to us or use to manufacture our products, other companies’ attempts to shift suppliers in response to this law or other policy developments could result in, among other things, shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. In addition, the ongoing war between Israel and Hamas as well as the ongoing war between Russia and Ukraine has adversely affected the global economy. For more information, please see the risk factors under “Risks Related to the Economy — Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations,” “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.,” “Risks Related to our Supply Chain — Our third-party manufacturing operations must comply with labor, trade, and other laws. Failure to do so may adversely affect us,” and “Risks Specific to Our Company and Strategy — Our business relies significantly on the use of information technology. A significant disruption to our operational technology or those of our business partners, a privacy law violation, or a data security breach could harm our reputation and/or our ability to effectively operate our business, and our financial results.”

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

In addition, our ability to realize the benefits from the Acquisition is substantially dependent on our ability to grow and integrate HEYDUDE. If we are unsuccessful at, among other things, building HEYDUDE’s brand awareness, enhancing its digital capabilities, leveraging our wholesale relationships to enhance distribution, investing in HEYDUDE’s infrastructure as well as sales and business operations, leveraging our distribution for global growth and/or investing to scale our supply chain and gain efficiencies, our sales could be adversely affected, and our business could suffer. In addition, HEYDUDE’s product sales may not meet our expectations. See the risk under “— Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.”

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

Moreover, HEYDUDE depends on a limited number of third-party manufacturers that are concentrated in China to produce its products. Due to the relative concentration of HEYDUDE’s third-party manufacturers, disruption at the facilities of such third-party manufacturing partners, including through the effects of facility closures, reductions in operating hours and labor shortages may have a material adverse effect in the future. See the risk factors under “Risks Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs,” “Risks Related to Our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results,” and “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.”

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

We routinely possess sensitive customer and employee information. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks on a daily basis. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, including credit card information, or a disruption of our business. Despite our existing cybersecurity procedures and controls, if our network is breached, it could give rise to unwanted media attention, materially damage our customer relationships, or harm our business, our reputation, and our financial results, which could result in fines or lawsuits. The costs we incur to protect against such information security breaches may materially increase, including increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud. Our business partners in our supply chain and customer base also rely significantly on information technology. Despite their existing cybersecurity procedures and controls, if their information systems become compromised, it could, among other things, cause delays in our product fulfillment or reduce our sales, which could harm our business. See Item 1C. Cybersecurity of this Annual Report on Form 10-K for more information on risks associated with cybersecurity procedures and controls.

In addition, the European Union’s General Data Protection Regulation, the California Consumer Privacy Act, and other similar evolving privacy laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. These regulations may harm or alter the operations of our e-commerce business, add additional compliance costs and obligations, and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes and the associated costs may have a material adverse impact on our business and results of operations. Increased scrutiny by federal regulators, such as the Federal Trade Commission, and state attorney generals focused on the retail industry may cause us to experience increased privacy and cybersecurity costs such as, but not limited to, organizational changes, deploying additional personnel, acquiring and implementing enhanced privacy and security technologies on our e-commerce sites, mandatory employee training for those employees handling customer and employee personal data, engaging third-party experts and consultants, and the impact of unauthorized use of proprietary information, each of which may materially and adversely affect our business, financial condition and results of operations.

Finally, the SEC has adopted rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have adopted and integrate generative artificial intelligence tools into our systems for specific use cases, such as marketing, product creation, planning, and general company operations, reviewed by legal and information security, and may continue to do so. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location, and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2024, we opened 90 and closed 11 retail stores, and we operated 442 retail stores at December 31, 2024.

Many of our company-operated retail stores are located in shopping malls and outlet malls, and our success depends in part on obtaining prominent locations and the overall ability of the malls to successfully generate and maintain customer traffic. We cannot control the success of individual malls or store closures by other retailers, which may lead to mall vacancies and reduced customer foot-traffic. In addition, consumer spending and shopping preferences have shifted, and may continue to further shift, away from brick-and-mortar retail to e-commerce channels, both prior to, and as a result of, the COVID-19 pandemic, which may contribute to declining foot-traffic in company-operated retail locations. Continued reduced customer foot-traffic could reduce sales at our company-operated retail stores, including kiosks and store-in-store locations, or hinder our ability to open retail stores in new markets, which could in turn negatively affect our business and financial results. In addition, some of our company-operated retail stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism, resulting from an economic slowdown, political, terrorism, social, or military events, natural disasters, public health issues like the COVID-19 pandemic, or otherwise, is likely to adversely affect sales in our stores.

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

From time to time, we initiate litigation or are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. For a detailed discussion of our current material legal proceedings, see Note 18 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. An unfavorable outcome in any of these proceedings, or any future legal proceedings, could have an adverse impact on our business and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations, could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, may disrupt our operations or the operations of our vendors, other suppliers, or customers. Consequences of these events could include property damage, infrastructure damage leading to the inability of our employees and third parties to work, damage to our supply chain, unavailability of raw materials, increased manufacturing costs and disruptions to the productivity of our third-party manufacturers, disruptions to our distribution centers, disruptions to our retail stores, changes in consumer preferences or spending priorities, and energy shortages, which could result in negative impacts to our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or our third-party manufacturers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

We have a public, enterprise-wide commitment to be Net Zero by 2040. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our commitment will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. As our business context continues to change, we will continue to evaluate pathways and feasibility of our carbon reduction journey. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

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

Investor advocacy groups, certain institutional investors, investment funds, proxy advisory firms, stockholders, customers, non-governmental organizations, consumers and regulators, such as the SEC, are increasingly focused on corporate responsibility, specifically on the CRS practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. From time to time, we communicate certain CRS initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives, and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken significant efforts to improve and implement our CRS initiatives, it is possible that the aforementioned parties may not be satisfied with such disclosures, our CRS practices, or the speed with which we adopt and/or implement our plans. The establishment of CRS criteria, as well as the collection of relevant CRS data, can be costly, challenging, and time consuming and is subject to evolving CRS reporting standards and regulations.

Furthermore, some stakeholders may disagree with our goals. There is also a risk that stakeholders may change their views on these topics over time. These parties and regulators may also hold divergent opinions on these issues as well as conflicting expectations regarding our culture, values, goals and business, which may affect how we are regulated or perceived. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.

If our CRS practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived or deemed to have not appropriately responded to the growing concern for CRS issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage from stakeholders and consumers and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our CRS initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals, which could negatively impact our business.

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

To finance the Acquisition in part, we entered into an agreement (as amended to date, the “Term Loan B Credit Agreement”) with respect to a senior secured term loan B facility (as amended to date, the “Term Loan B Facility”) and borrowed under the Revolving Facility. The use of indebtedness to finance the Acquisition reduced our liquidity and has caused, and could continue to cause, us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. As of December 31, 2024, we had $1,349.3 million in total indebtedness outstanding (net of $40.7 million of unamortized issuance costs related to the Term Loan B Facility and issuance of the Notes).

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

We may be able to incur substantial additional indebtedness in the future. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt instruments could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

As of December 31, 2024, we had approximately $1,349.3 million in total indebtedness outstanding (net of $40.7 million of unamortized issuance costs related to the Term Loan B Facility and issuance of the Notes), including $500.0 million outstanding on the Term Loan B Facility. We had borrowings outstanding of $190.0 million under the Revolving Facility, with total borrowing capacity of approximately $809.4 million thereunder (including $0.6 million of letters of credit outstanding as of such date).

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

In connection with the Acquisition, we allocated approximately $710.0 million and $1,780.0 million to goodwill and definite- and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the impairment tests, we also reassess the indefinite-life classification. Potential resulting charges from an impairment of goodwill or our indefinite-lived intangible, as well as reclassification of an indefinite-lived to a definite-lived intangible, could have a material adverse effect on our business and results of operations.

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

Future changes in domestic or international tax laws and regulations could also adversely affect our effective tax rate or result in higher income tax liabilities. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which included among other provisions, a 15% minimum tax on “adjusted financial statement income” and became effective for us beginning January 1, 2023. Recently, intergovernmental organizations such as the Organization for Economic Co-operation and Development (“OECD”) and European Union (“EU”) have proposed changes to the existing tax laws of member countries. For example, the OECD has introduced model rules for a new 15% global minimum tax framework, as well as a proposal on the allocation of profit among tax jurisdictions in which companies operate. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Additionally, several non-EU countries, including the United Kingdom, have recently proposed and/or adopted legislation consistent with the OECD global minimum tax framework. These tax laws and regulations could adversely impact our financial position and results of operations beyond 2025. Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, as well as legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. The final resolution of such tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance. These and any other additional changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

We engage with third-party assessors, consultants, and auditors to test our cybersecurity maturity and to drive continuous monitoring and improvements. The engagement includes having independent third parties perform compliance, technical, and maturity assessments, such as (1) attack surface assessment, (2) penetration testing assessment, and (3) cybersecurity maturity assessments. We also annually engage third parties and/or our internal audit department to assess our information security programs, whose findings are reported to the Audit Committee of the Board.

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

Location	Reportable Operating Segment(s)	Use	Approximate Square Feet
Dayton, Ohio	Crocs Brand	Distribution center	1,322,000
Las Vegas, Nevada	HEYDUDE Brand	Distribution center	1,044,000
Dordrecht, the Netherlands	Crocs Brand, HEYDUDE Brand	Distribution center	517,000
Broomfield, Colorado	Crocs Brand, HEYDUDE Brand	Regional office and Crocs Brand headquarters	190,000
Westwood, Massachusetts	Crocs Brand, HEYDUDE Brand	Regional office and HEYDUDE Brand headquarters	70,000
Hoofddorp, the Netherlands	Crocs Brand, HEYDUDE Brand	Regional office	47,000
Singapore	Crocs Brand	Regional office	24,000

We believe these properties, particularly our distribution centers and warehouses, along with various third-party distribution centers not included above, are adequate for our operations. Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 442 retail locations worldwide as of December 31, 2024. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

ITEM 3. Legal Proceedings

A discussion of legal matters is found in Note 18 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the stock symbol “CROX.”

Performance Graph

The following performance graph illustrates a five-year comparison from December 31, 2019 through December 31, 2024 of cumulative total return of our common stock, the Nasdaq Composite Total Return Index, and the Dow Jones U.S. Footwear Total Return Index. The graph assumes an investment of $100.00 on December 31, 2019 and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment
$600
$500
$400
$300
$200
$100
$0
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
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

Holders

The approximate number of stockholders of record of our common stock was 37 as of February 6, 2025.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2024	346,038	$132.29	346,038	$503,104,749
November 1-30, 2024	790,674	102.59	790,674	422,007,927
December 1-31, 2024	881,549	111.36	881,549	323,859,355
Total	2,018,261	$111.51	2,018,261	$323,859,355
(1) On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of December 31, 2024, approximately $323.9 million remained available for repurchase under our share repurchase authorization. On February 10, 2025, the Board approved a $1.0 billion increase to our share repurchase authorization, after which approximately $1.3 billion remained available for future common stock repurchases. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for all. We strive to be the world leader in innovative casual footwear for all, combining comfort and style with a value that consumers want. The vast majority of shoes within the Crocs Brand’s collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step. The HEYDUDE Brand provides an innovative loafer concept that is differentiated through easy on and off, quality, and comfort. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 80 countries, through two distribution channels: wholesale and direct-to-consumer. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our direct-to-consumer channel includes company-operated retail stores, company-operated e-commerce sites, and third-party marketplaces.

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends will continue to impact our future operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates and inflation, and as a result, they are spending more cautiously. In addition, geopolitical tensions have increased across the globe. In February 2025, the U.S. presidential administration has also imposed tariffs on foreign imports into the United States, including, most relevant to us, an additional 10% tariff on all imports from China and an additional 25% tariff on all imports from Mexico, which tariffs on imports from Mexico were subsequently suspended in order to facilitate negotiations. As of the date of this Annual Report, the proposed tariffs on all imports from Mexico remain suspended. We remain focused on making the right decisions for the health of our brands, maintaining tight inventory control, and investing in strategic initiatives to support durable long-term growth.
•In 2025, we plan to continue to invest in talent, marketing, digital, and retail to drive our strategic pillars, including awareness and relevance for our brands and iconic product, increased market share in our core markets, and product diversification into sandals, sneakers, and other key silhouettes. We will also remain focused on launching and scaling digital marketplaces and selectively adding retail stores for both brands.
•Our liquidity position remains strong with approximately $180.5 million in cash and cash equivalents and $824 million in available borrowing capacity as of December 31, 2024. Our total borrowings were $1.3 billion as of December 31, 2024. We repurchased $551.2 million of our common stock during the year.

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

Key Performance Indicators

Management utilizes the key performance metrics of gross margin, operating margin, footwear unit sales, and average footwear selling price to gauge the Company’s operational efficiency and market competitiveness, identify trends, formulate financial projections, and make strategic decisions. Management continuously monitors and analyzes these metrics in an effort to ensure we remain agile, competitive, and aligned with our long-term growth objectives. The titles and/or definitions of certain of these metrics may vary from company to company. As a result, our calculation of certain of these metrics may not be comparable to similarly titled metrics used by other companies.

Gross Margin

Gross margin is defined as gross profit divided by revenues. Management uses this metric and believes it is useful for investors because it provides insights into profitability, cost management, and pricing strategy.

Operating Margin

Operating margin is defined as income from operations divided by revenues. Management uses this metric and believes it is useful for investors because it provides a comprehensive view of profitability from its core business operations, excluding the effects of financing and tax considerations.

Footwear Unit Sales

Footwear unit sales is defined as wholesale and DTC footwear only sales. Management uses this metric and believes it is useful for investors because it provides a direct measure of our sales volume and can offer valuable insights into its market performance and growth potential.

Average Footwear Selling Price

Average footwear selling price is defined as footwear and footwear accessories revenues divided by footwear units. Management uses this metric and believes it is useful for investors because it provides insights into our pricing strategy, market positioning, and revenue generation capabilities.

Direct-to-consumer (“DTC”) Comparable Sales

DTC comparable sales include revenues from stores and e-commerce sites that have been in operation for more than twelve months, as defined further below. Management uses this metric to evaluate the performance of our stores and e-commerce platforms on a consistent basis.

2024 Financial and Operational Highlights

Revenues were $4,102.1 million for the year ended December 31, 2024, a 3.5% increase compared to the year ended December 31, 2023. The increase was due to the net effects of: (i) higher average selling price on a constant currency basis (“ASP”) in both brands, which increased revenues by $156.2 million, or 3.9%; (ii) higher unit sales volume, which resulted in an increase in revenues of $13.7 million, or 0.3%; and (iii) net unfavorable changes in exchange rates, which decreased revenues by $30.1 million, or 0.8%.

The following were significant developments affecting our businesses during the year ended December 31, 2024:

•We grew Crocs Brand revenues 8.8% compared to the same period in 2023. HEYDUDE Brand revenues decreased 13.2%.
•Gross margin was 58.8% compared to 55.8% in 2023, an increase of 300 basis points. This was primarily due to prior year distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, higher ASP, favorable customer mix, and favorable brand mix.
•Selling, general & administrative expenses (“SG&A”) were $1,388.3 million compared to $1,173.2 million 2023, primarily as a result of higher variable expenses related to higher revenues in the DTC channel and continued investment in talent and marketing. As a percent of revenues, SG&A increased to 33.8% of revenues compared to 29.6% in 2023.
•Income from operations was $1,021.9 million for the year ended December 31, 2024 compared to income from operations of $1,036.8 million for the year ended December 31, 2023. Net income was $950.1 million, or $15.88 per diluted share, compared to $792.6 million, or $12.79 per diluted share, in 2023.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

A discussion of our comparison between 2024 and 2023 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2023 and December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.crocs.com).

	Year Ended December 31,		$ Change		% Change
			Favorable (Unfavorable)
	2024	2023	2024-2023		2024-2023
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$4,102,108	$3,962,347	$139,761		3.5%
Cost of sales	1,691,850	1,752,337	60,487		3.5%
Gross profit	2,410,258	2,210,010	200,248		9.1%
Selling, general and administrative expenses	1,388,347	1,173,227	(215,120)		(18.3)%
Income from operations	1,021,911	1,036,783	(14,872)		(1.4)%
Foreign currency losses, net	(6,777)	(1,240)	(5,537)		(446.5)%
Interest income	3,484	2,406	1,078		44.8%
Interest expense	(109,264)	(161,351)	52,087		32.3%
Other income (expense), net	1,231	(326)	1,557		477.6%
Income before income taxes	910,585	876,272	34,313		3.9%
Income tax expense (benefit)	(39,486)	83,706	123,192		147.2%
Net income	$950,071	$792,566	$157,505		19.9%
Net income per common share:
Basic	$16.00	$12.91	$3.09		23.9%
Diluted	$15.88	$12.79	$3.09		24.2%

Gross margin (1)	58.8%	55.8%	300	bp	5.4%
Operating margin (1)	24.9%	26.2%	(130)	bp	(5.0)%
Selling, general and administrative expenses as a percentage of revenues (1)	33.8%	29.6%	(420)	bp	(14.2)%
Footwear unit sales:
Crocs Brand	127,000	119,577	7,423		6.2%
HEYDUDE Brand	26,950	32,969	(6,019)		(18.3)%
Average footwear selling price - nominal basis (2):
Crocs Brand	$25.52	$24.92	$0.60		2.4%
HEYDUDE Brand	$30.54	$28.80	$1.74		6.0%
(1) Changes for gross margin, operating margin, and SG&A as a percentage of revenues are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and footwear accessories revenues divided by footwear units.

Revenues by Channel

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2024	2023	2024-2023	2024-2023
	(in thousands)
Crocs Brand:
Wholesale	$1,607,546	$1,493,537	7.6%	8.8%
Direct-to-consumer	1,670,421	1,519,417	9.9%	10.7%
Total Crocs Brand	3,277,967	3,012,954	8.8%	9.8%
HEYDUDE Brand:
Wholesale	456,472	566,937	(19.5)%	(19.5)%
Direct-to-consumer	367,669	382,456	(3.9)%	(3.9)%
Total HEYDUDE Brand	824,141	949,393	(13.2)%	(13.2)%
Total consolidated revenues	$4,102,108	$3,962,347	3.5%	4.3%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Revenues. In the year ended December 31, 2024, revenues increased $139.8 million, or 3.5%, compared to 2023. Higher average selling price on a constant currency basis (“ASP”) increased revenues by $156.2 million, or 3.9%, primarily due to higher ASP in both brands, driven mostly by net price increases, favorable channel mix, and favorable product mix. Higher volume of $13.7 million, or 0.3%, primarily due to higher volume in the Crocs Brand, partially offset by lower volume in the HEYDUDE Brand, also increased revenues. Net unfavorable foreign currency fluctuations, primarily in the South Korean Won, Brazilian Real, Japanese Yen, and Chinese Yuan decreased revenues by $30.1 million, or 0.8%.

Gross margin. Gross margin was 58.8% compared to 55.8% in 2023. This was primarily driven by the absence of prior year distribution costs of approximately 70 basis points, primarily associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, higher ASP, as described above, of 50 basis points, favorable customer mix of 50 basis points, and favorable brand mix of 50 basis points.

In the years ended December 31, 2024 and 2023, cost of sales included $487.1 million and $515.3 million, respectively, of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores, and end customers.

Selling, general and administrative expenses. SG&A as a percent of revenue increased to 33.8% during the year ended December 31, 2024 compared to 2023, as SG&A expenses increased $215.1 million, or 18.3%, largely driven by higher variable expenses related to higher revenues in the DTC channel of $84.7 million. There were also higher compensation costs of $62.0 million, primarily associated with an investment in talent, and higher marketing costs of $37.1 million. Additionally, there was an increase in impairment charges of $14.8 million due to current year impairments of information technology systems related to the HEYDUDE integration, our former HEYDUDE warehouse in Las Vegas, Nevada, and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, partially offset by a prior year impairment related to the right-of-use asset and leasehold improvement assets for our former headquarters which did not recur in the current year. An increase in information technology costs of $6.9 million and net increases in other costs, including an increase in professional services and facilities costs, of $9.6 million, also contributed to the overall increase in selling, general and administrative expenses.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on certain foreign currency derivative instruments. During the year ended December 31, 2024, we recognized realized and unrealized net foreign currency losses of $6.8 million compared to losses of $1.2 million during the year ended December 31, 2023.

Interest expense. Interest expense during the year ended December 31, 2024 decreased $52.1 million, or 32.3%, primarily due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) in the current year.

Income tax expense (benefit). During the year ended December 31, 2024, we recognized an income tax benefit of $39.5 million on pre-tax book income of $910.6 million, representing an effective tax rate of (4.3)%, compared to an income tax expense of $83.7 million on pre-tax book income of $876.3 million in 2023, which represented an effective tax rate of 9.6%. The current year effective tax rate is lower primarily due to the current year foreign net income tax benefit as a result of an intra-entity transaction related to certain intellectual property rights, offset by the increase of valuation allowances. Our effective tax rate has varied dramatically in recent years due to intra-entity intellectual property rights transactions, differences in our profitability levels and relative operating earnings across multiple jurisdictions, and by changes in the valuation allowance.

During the three months ended December 31, 2024, we completed an intra-entity transaction related to certain intellectual property rights primarily to align with current and future international operations. The transaction resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the intellectual property rights. Foreign deferred tax assets increased by $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2024, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Valuation allowances recorded against deferred tax assets increased by a net $58.0 million.

The 2024 impact of changes in valuation allowances to the effective tax rate was an unfavorable impact of $58.9 million, equating to a 6.5% unfavorable impact. There is also a $0.9 million favorable change in the valuation allowance related to cumulative translation adjustments. We maintain valuation allowances of approximately $241.6 million as of December 31, 2024, which may be reduced in the future depending upon the achieved profitability of certain jurisdictions as well as the magnitude of the profitability.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2024	2023	2024-2023	2024-2023
	(in thousands)
Revenues:
Crocs Brand revenues	$3,277,967	$3,012,954	8.8%	9.8%
HEYDUDE Brand revenues	824,141	949,393	(13.2)%	(13.2)%
Total consolidated revenues	$4,102,108	$3,962,347	3.5%	4.3%
Income from operations:
Crocs Brand income from operations (2)	$1,182,012	$1,079,330	9.5%	12.2%
HEYDUDE Brand income from operations (2)	137,401	212,386	(35.3)%	(35.2)%
Enterprise corporate (2)	(297,502)	(254,933)	(16.7)%	(16.7)%
Total consolidated income from operations	1,021,911	1,036,783	(1.4)%	1.4%
Foreign currency gains (losses), net	(6,777)	(1,240)	(446.5)%
Interest income	3,484	2,406	44.8%
Interest expense	(109,264)	(161,351)	32.3%
Other income (expense), net	1,231	(326)	477.6%
Income before income taxes	$910,585	$876,272	3.9%
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

Crocs Brand

Revenues. The Crocs Brand segment grew revenues for the year ended December 31, 2024 compared to 2023 due to higher volume, primarily in the DTC channel, and higher ASP, mostly due to favorable channel mix, price increases in certain international markets, and favorable product mix. The overall increase in revenues was partially offset by net unfavorable currency fluctuations driven by the South Korean Won, Brazilian Real, Japanese Yen, and Chinese Yuan.

Income from Operations. During the year ended December 31, 2024, income from operations for our Crocs Brand segment was $1,182.0 million, an increase of $102.7 million, or 9.5% from 2023. Gross margin was 61.6% for the year ended December 31, 2024, an increase of 160 basis points compared to 2023. The increase in gross margin was primarily due to lower freight and fulfillment costs and favorable product mix.

During the year ended December 31, 2024, SG&A for our Crocs Brand segment increased by $109.3 million, or 15.0%, compared to 2023, primarily due to increases in marketing costs, variable expenses related to higher revenues in the DTC channel, and depreciation and amortization expense.

HEYDUDE Brand

Revenues. During the year ended December 31, 2024, HEYDUDE revenues decreased compared to 2023, due to lower volume. Higher ASP was driven by less discounting in the current year and favorable channel mix, partially offset by unfavorable product mix.

Income from Operations. For the HEYDUDE Brand, income from operations during the year ended December 31, 2024 was $137.4 million, a decrease of $75.0 million, or 35.3%, compared to 2023. Gross margin was 47.7% for the year ended

December 31, 2024, an increase of 370 basis points. The increase in gross margin is largely due to higher ASP, as described above, favorable channel mix, and lower freight costs. Additionally, there were prior year distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year, offset in part by transition costs and infrastructure investments incurred in the current year associated with the move.

During the year ended December 31, 2024, SG&A for the HEYDUDE Brand segment increased by $50.3 million, or 24.4%, primarily due to increases in marketing costs, compensation costs, and facilities costs, all of which partially relate to investments in our DTC channel. Impairment costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada in the current year also contributed to the increase in SG&A.

Enterprise Corporate

During the year ended December 31, 2024, total net costs within ‘Enterprise corporate’ increased $42.6 million, or 16.7%, compared to the same period in 2023, primarily due to an increase in compensation costs. An increase in impairment charges due to a current year information technology systems impairment of $18.2 million, partially offset by a prior year impairment of $9.3 million related to the right-of-use asset and leasehold improvement assets for our former corporate headquarters which did not recur in the current year, also increased costs. Additionally, depreciation and amortization expense and information technology costs increased.

Store Locations and Digital Sales Percentage

As of December 31, 2024, we had 390 company-operated retail locations for the Crocs Brand, inclusive of 184 retail locations in North America and 206 retail locations internationally. As of December 31, 2024, we had 52 company-operated retail locations for the HEYDUDE Brand. As of December 31, 2023, we had 349 company-operated retail locations for the Crocs Brand, inclusive of 174 retail locations in North America and 175 retail locations internationally. As of December 31, 2023, we had 14 company-operated retail locations for the HEYDUDE Brand.

Digital sales, which includes sales through our company-owned website, third-party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by reportable operating segment were:

	Year Ended December 31,
	2024	2023
Digital sales as a percent of total revenues:
Crocs Brand	36.4%	36.6%
HEYDUDE Brand	40.3%	41.8%
Total	37.2%	37.9%

Direct-to-consumer (“DTC”) comparable sales are as follows:

	Constant Currency (1)
	Year Ended December 31,
	2024	2023
Direct-to-consumer comparable sales: (2)
Crocs Brand	7.2%	15.5%
HEYDUDE Brand	(15.8)%	3.6%
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

Liquidity and Capital Resources

Our liquidity position as of December 31, 2024 was:

December 31, 2024
(in thousands)
Cash and cash equivalents	$180,485
Available borrowings	824,416

As of December 31, 2024, we had $180.5 million in cash and cash equivalents and up to $824.4 million of available borrowings, including $809.4 million remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of December 31, 2024, the Term Loan B Facility (as defined below) was fully drawn, and there was no available borrowing capacity. We believe that our cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility and Citibank Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of December 31, 2024 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2024, we held $108.0 million of our total $180.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $108.0 million, an insignificant amount could potentially be restricted by local laws.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. Since that time, we have amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $1.0 billion, which can be increased by an additional $400.0 million, subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, inclusive of a 0.10% SOFR adjustment, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and three-month interest periods, inclusive of a 0.10% SOFR adjustment. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2024, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At December 31, 2024, we had $190.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2024 and 2023, we had $809.4 million and $558.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition, which was amended on August 8, 2023 (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement”.

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820.0 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the “Term Loan B Facility”), to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities

Pursuant to the reduced interest rate margins applicable to the 2024 Refinancing Term Loans, each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 1.25%. Each term loan borrowing which is a term SOFR borrowing bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 2.25%.

As of December 31, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the year ended December 31, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of December 31, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2024, we were in compliance with all financial covenants under the Notes.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		$ Change	% Change
	2024	2023	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$992,486	$930,444	$62,042	6.7%
Cash used in investing activities	(69,347)	(115,671)	46,324	40.0%
Cash used in financing activities	(886,048)	(859,639)	(26,409)	(3.1)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,510)	3,078	(9,588)	(311.5)%
Net change in cash, cash equivalents, and restricted cash	$30,581	$(41,788)	$72,369	173.2%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $62.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by higher net income, adjusted for non-cash items, of $360.1 million, partially offset by decreases in operating assets and liabilities of $298.1 million, primarily due to the change in income taxes and inventories.

Investing Activities. There was a $46.3 million decrease in cash used in investing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was due to a decrease in purchases of property, equipment, and software, primarily as a result of prior year purchases related to the expansion of our distribution centers and headquarters in North America in the year ended December 31, 2023, that did not recur in the current year.

Financing Activities. Cash used in financing activities increased by $26.4 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in cash used in financing activities was due to a decrease in proceeds from borrowings of $155.7 million, an increase of $377.4 million in repurchases of common stock, including excise tax, and an increase of $0.5 million in deferred debt issuance costs. The overall increase in cash used in financing activities was offset by a decrease in repayments of borrowings of $498.3 million, a decrease of $8.8 million in repurchases of common stock for tax withholding, and other decreases in cash used of $0.1 million.

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

During the year ended December 31, 2024, we repurchased 4.3 million shares of our common stock at a cost of $551.2 million, including commissions. During the year ended December 31, 2023, we repurchased 1.7 million shares of our common stock at a cost of $175.0 million, including commissions.

As of December 31, 2024, we had remaining authorization to repurchase approximately $323.9 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement. On February 10, 2025, the Board approved a $1.0 billion increase to our share repurchase authorization, after which approximately $1.3 billion remained available for future common stock repurchases.

See Note 11 — Equity in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our repurchases and repurchase authorizations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. Our material future cash obligations as of December 31, 2024 include the following:

	Less than 1 Year	Thereafter	Total
	(approximately, in thousands)
Debt-related:
Debt obligations (1)	$—	$1,349,300	$1,349,300
Interest on debt obligations (2)	73,900	293,400	367,300
Purchase commitments (3)	301,900	—	301,900
Lease-related (4):
Lease obligations	80,900	349,600	430,500
Total	$456,700	$1,992,300	$2,449,000
(1) Net of $40.7 million of unamortized issuance costs.
(2) Represents future interest payment obligations, which are estimated by assuming the amounts outstanding under our Term Loan B Facility, Notes, Revolving Facility, and Citibank Facility and the interest rates in effect as of December 31, 2024, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time for certain borrowing instruments, as described in Note 10 — Borrowings.
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

We had no material off-balance sheet arrangements as of December 31, 2024, other than certain purchase commitments, as described in the footnote (3) above.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and indefinite-lived intangible assets, which primarily consist of the HEYDUDE trademark, are not amortized. We evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually or when an interim triggering event has occurred indicating potential impairment. Our annual test is performed as of the first day of the fourth quarter. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable.

We perform our goodwill impairment testing for each reporting unit that has goodwill. During the years ended December 31, 2024, 2023, and 2022 we had two reporting units, comprised of a reporting unit within the HEYDUDE Brand segment and a reporting unit within the Crocs Brand segment. We perform our indefinite-lived intangible impairment testing at the asset level.

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

For the year ended December 31, 2024, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets. Both quantitative assessments were performed with the assistance of third-party valuation specialists. We performed the quantitative assessment for the HEYDUDE Brand reporting unit goodwill using the discounted cash flow method. For the impairment testing of the indefinite-lived trademark, we used the Multi-Period Excess Earnings approach. The primary assumptions developed by management and used in the quantitative assessments of the HEYDUDE Brand reporting unit and indefinite-lived trademark included future revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and market-based discount rates. The estimated fair values of the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark exceeded their carrying values.

For the year ended December 31, 2023, we performed a qualitative and quantitative assessment for the HEYDUDE Brand reporting unit goodwill, and we performed a quantitative assessment for the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values.

For the year ended December 31, 2022, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values.

Additionally, for the years ended December 31, 2024, 2023, and 2022, we performed a qualitative assessment for the goodwill in our Crocs Brand segment, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value.

Changes in the assumptions used to estimate the fair value of our goodwill and indefinite-lived intangible assets could result in impairment charges in future periods as the key assumptions are inherently uncertain, require significant judgment and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends as well as the timing and success of strategic initiatives. Certain factors, such as failure to achieve forecasted revenue growth rates, EBITDA, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in impairment charges. See also the risk factor under “Financial and Accounting Risks — We may incur impairments of the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our business and financial results.”

We did not record any impairment charges in the years ended December 31, 2024, 2023, or 2022 based on the results of our goodwill and indefinite-lived intangible assets impairment testing. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies and Note 5 — Goodwill and Intangible Assets, Net, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to our goodwill and indefinite-lived intangible assets.

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

In determining future cash flows, we take various factors into account, including the remaining useful life of each asset group, forecasted growth rates, pricing, working capital, capital expenditures, and other cash needs specific to the asset group. Additional considerations when assessing impairment include changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product, and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets. Since the determination of future cash flows is an estimate of future performance, future impairments may arise in the event that future cash flows do not meet expectations.

In 2024, we recorded non-cash impairments of $18.2 million for information technology systems related to the HEYDUDE integration and $5.9 million related to our former HEYDUDE Brand warehouse in Las Vegas, Nevada and our former Crocs Brand warehouse in Oudenbosch, the Netherlands. In 2023, we recorded non-cash impairments of $9.3 million related to our former corporate headquarters. In 2022, we did not record impairments to reduce the net carrying value of certain long-lived assets. See Note 8 — Fair Value Measurements in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

Revenues and Reserves for Sales Returns and Allowances

While our revenue recognition does not involve significant judgment, it does represent a key accounting policy as it is important to our results of operations. Revenues are recognized in the amount expected to be received when control of the product transfers to customers. Revenues are reported net of various promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. An area of judgment affecting our reported revenues and net income involves estimating reserves for sales returns and allowances, which represent a portion of revenues not expected to be realized. Revenues in our direct-to-consumer channels are reduced by an estimate of returns. We may also accept returns from our wholesale customers, on an exception basis, to ensure that our products are merchandised in the proper assortments and may provide markdown allowances at our sole discretion to key wholesalers and distributors to facilitate sales of slower moving products. Wholesale revenues are reduced by estimates of returns and allowances.

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns and allowances may be caused by many factors, including, but not limited to, whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns, allowances, discounts, and rebates have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns and allowances as of December 31, 2024 would have had an insignificant impact on our 2024 revenues.

See Schedule II in Part IV - Item 15. Exhibits, Financial Statement Schedule to the accompanying consolidated financial statements of this Annual Report on Form 10-K for an analysis of the activity in our reserves for uncollectible accounts receivable, sales returns, allowances, and discounts.

Income Taxes

Intellectual Property Income Tax Implications

During 2024, we completed an intra-entity transaction related to certain intellectual property (“IP”) rights primarily to align with current and future international operations. The transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth, which is inherently uncertain and, therefore, may ultimately differ materially from our actual results. Foreign deferred tax assets increased by $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit.

In 2023, we completed transactions that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of that IP. These transactions were also executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. As of December 31, 2023, the related net deferred tax asset was $310.7 million, net of a reserve for uncertain tax positions of $318.6 million and a valuation allowance of $164.0 million for amounts not more-likely-than-not to be realized based on available objective evidence. As of December 31, 2024, the related net deferred tax asset was $271.7 million, net of a reserve for uncertain tax positions of $314.8 million and a valuation allowance of $184.7 million for amounts not more-likely-than-not to be realized based on available objective evidence.

In 2020 and in 2021, we completed transactions that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of that IP. These transactions were also executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. As of December 31, 2021, the related net deferred tax asset was $490.2 million, net of a reserve for uncertain tax positions of $206.0 million. As of December 31, 2022, the related net deferred tax asset was $438.5 million, net of a reserve for uncertain tax positions of $194.4 million. As of December 31, 2023, the related net deferred tax asset was $427.1 million, net of a reserve for uncertain tax positions of $200.5 million. As of December 31, 2024, the related net deferred tax asset was $377.1 million, net of a reserve for uncertain tax positions of $46.8 million. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit.

In order to support and sustain the amortizable tax basis for these transactions (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands and Singapore. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands and Singapore subsidiaries serve as the primary corporate headquarters outside of the U.S. and already perform significant functions in support of the economic ownership of the IP. In 2024, we undertook many additional activities to align business operations that support the economic substance of the IP.

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

Income Tax Accounting

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low tax income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not to be sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. We recognize interest and penalties related to unrecognized tax benefits within the ‘Income tax expense (benefit)’ line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2024, which are considered to be indefinitely reinvested outside of the U.S.

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

As of December 31, 2024, we had borrowings with a face value of $1,390.0 million, comprised of the Notes, which carry a fixed interest rate, the Term Loan B Facility, and the Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of December 31, 2024. As of December 31, 2023, we had long-term borrowings with a face value of $1,713.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $6.9 million based on the balances outstanding for these borrowings as of December 31, 2024.

Foreign Currency Exchange Risk

Changes in exchange rates have a direct effect on our reported USD consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to USD using current period exchange rates. Specifically, we translate the statements of income of our foreign subsidiaries into the USD reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates in effect at the time such exchange rates are used to translate the operating results of our international subsidiaries.

An increase of 1% of the value of the USD relative to foreign currencies would have decreased our revenues and income before taxes during the year ended December 31, 2024 by approximately $16.1 million and $2.8 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we enter into forward contracts to buy and sell foreign currency. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on this Form 10-K. As of December 31, 2024, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $239.6 million. The fair value of these contracts at December 31, 2024 was an insignificant liability. See Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of risks to our business and financial results associated with foreign currencies.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the USD. As of December 31, 2024, a 10% appreciation in the value of the USD would result in a net decrease in the fair value of our derivative portfolio of approximately $3.0 million.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statements of income for the years ended December 31, 2024 and 2023.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2024.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 13, 2025

ITEM 9B. Other Information

The following table shows all directors or officers who adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2024. Except as shown below, during the three months ended December 31, 2024, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Anne Mehlman, Executive Vice President and Brand President for Crocs	Adopt	12/17/2024	X		12,145	9/18/2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024, with the exception of those items listed below.

Equity Compensation Plan Information

As shown in the table below, we reserved 0.9 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (3)	871,800	$6.98	3,097,338
Equity compensation plans not approved by stockholders	—	—	—
Total	871,800	$6.98	3,097,338
(1) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2024 and assumes target performance for performance-based equity awards.
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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

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

4.9	†	Third Supplemental Indenture, dated January 29, 2025, by and among Crocs, Inc., Colorado Footwear Financial Holdings LLC and U.S. Bank Trust Company, National Association, as trustee.

Exhibit Number		Description

4.10	†	Third Supplemental Indenture, dated January 29, 2025, by and among Crocs, Inc., Colorado Footwear Financial Holdings LLC and U.S. Bank Trust Company, National Association, as trustee.

10.1	##
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

10.2	##
First Amendment to Second Amended and Restated Credit Agreement, dated March 26, 2020, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed March 30, 2020).

10.3
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

10.4
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

10.5	##
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

10.6	##
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

10.7	##
Sixth Amendment to Second Amended and Restated Credit Agreement, dated December 4, 2024, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, Inc., Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 5, 2024.

10.8	##
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

Exhibit Number		Description
10.10	##
2024 Refinancing Amendment, dated as of February 13, 2024, by and among Crocs, Inc., a Delaware corporation, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.12 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 15, 2024).

10.11	*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 9, 2015).

10.12	*	Crocs, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 11, 2020).

10.13	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on October 4, 2018).

10.14	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 14, 2014).

10.15	*
Supplement to Offer Letter, dated February 23, 2017, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 1, 2017).

10.16	*	Employment Offer Letter, dated April 30, 2024, between Crocs, Inc. and Susan Healy (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 7, 2024).

10.17	*	Andrew Rees Performance-Vested Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 13, 2018).

10.18	*	Form of Performance-Vested Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 13, 2021).

10.19	*
Employment Offer Letter, dated January 28, 2024, between Crocs, Inc. and Anne Mehlman (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 7, 2024).

10.20	*
Employment Offer Letter dated September 10, 2020 between Crocs, Inc. and Michelle Poole (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on September 14, 2020).

10.21	*
Transition Agreement dated January 28, 2024 between Crocs, Inc. and Michelle Poole (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 7, 2024).

10.22	*
Employment Offer Letter dated December 22, 2021 between Crocs, Inc. and Rick Blackshaw (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

10.23	*
Settlement Agreement and General Release dated May 23, 2024, between Rick Blackshaw and Hey Dude Inc. (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

19	†	Securities Trading & Information Disclosure Policy

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number		Description

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

97	*	Incentive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 15, 2024).

101.INS	†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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
† Filed herewith.
+ Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 13, 2025.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Andrew Rees

/s/ SUSAN HEALY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2025
Susan Healy

/s/ THOMAS J. SMACH	Chairman of the Board	February 13, 2025
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 13, 2025
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 13, 2025
Ronald L. Frasch

/s/ CHARISSE FORD HUGHES	Director	February 13, 2025
Charisse Ford Hughes

/s/ BETH J. KAPLAN	Director	February 13, 2025
Beth J. Kaplan

/s/ JOHN REPLOGLE	Director	February 13, 2025
John Replogle

/s/ NEERAJ TOLMARE	Director	February 13, 2025
Neeraj Tolmare

/s/ DOUGLAS J. TREFF	Director	February 13, 2025
Douglas J. Treff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Evaluation of the Deferred Tax Asset resulting from Intra-entity Intellectual Property Transaction — Refer to Note 14 to the consolidated financial statements

Critical Audit Matter Description

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

During 2024, the Company completed an intra-entity transaction related to certain intellectual property rights primarily to align with current and future international operations and a corresponding increase in foreign deferred tax assets based on the fair value of certain intellectual property (“IP”) rights. The transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of the transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from actual results. Foreign deferred tax assets increased by $268.8 million, which was offset by an increase in uncertain tax positions of $145.6 million for amounts not more-likely-than-not to be realized based on available objective evidence. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit.

We identified management’s valuation of the deferred tax asset and related uncertain tax positions resulting from the Company’s transaction of certain intellectual property as a critical audit matter because of the significant judgments and estimates that were required to be made by management to properly value the deferred tax asset and uncertain tax positions. The judgments and estimates were related to the Company’s interpretation of related tax laws and regulations, as well as the use of estimates and assumptions regarding future events.

As a result, we utilized a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for the measurement of the deferred tax asset related to the forecasts of future revenue growth. We also utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax and transfer pricing specialists, when performing audit procedures to evaluate whether management’s judgments in interpreting and applying tax laws and estimates and assumptions regarding future settlements were appropriate in determining the value of the uncertain tax positions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures, performed with the assistance of our tax and transfer pricing specialists, related to the Company’s evaluation of the deferred tax asset resulting from the intra-entity IP transaction included the following, among others:

•We tested the effectiveness of management’s controls over the determination of the measurement of deferred tax asset, such as controls related to management’s forecasts of future revenues, and management’s controls over the measurement of the uncertain tax position, such as controls related to the evaluation of subjective estimates in the amounts to be realized.
•We evaluated the reasonableness of management’s revenue forecasts by comparing to:
–Historical revenue growth rates
–Historical revenue growth of peer companies
–Internal communications to management and the Board of Directors
–Forecasted information included in analyst and industry reports
–Expected macroeconomic trends.
•With the assistance of our tax and transfer pricing specialists, we evaluated the measurement of uncertain tax positions. Our procedures included the following, among others:
–Reviewed the Company’s analysis of the uncertain tax positions and evaluated the reasonableness of the assumptions and calculations the Company used to develop the amount of the related uncertain tax positions.
–Obtained the Company’s supporting documentation to assess the technical tax merits applicable to local country, international tax, and transfer pricing standards, the more-likely-than-not recognition and measurement thresholds and evaluated the application of these relevant tax laws in the Company’s recognition determination.
–Evaluated the Company’s measurement of the liability using our knowledge of international, domestic, and local income tax laws, as well as settlement activity from the relevant income tax authorities.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 13, 2025

We have served as the Company's auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$4,102,108	$3,962,347	$3,554,985
Cost of sales	1,691,850	1,752,337	1,694,703
Gross profit	2,410,258	2,210,010	1,860,282
Selling, general and administrative expenses (1)	1,388,347	1,173,227	1,009,526
Income from operations	1,021,911	1,036,783	850,756
Foreign currency gains (losses), net	(6,777)	(1,240)	3,228
Interest income	3,484	2,406	1,020
Interest expense	(109,264)	(161,351)	(136,158)
Other income (expense), net	1,231	(326)	(338)
Income before income taxes	910,585	876,272	718,508
Income tax expense (benefit)	(39,486)	83,706	178,349
Net income	$950,071	$792,566	$540,159
Net income per common share:
Basic	$16.00	$12.91	$8.82
Diluted	$15.88	$12.79	$8.71
Weighted average common shares outstanding:
Basic	59,381	61,386	61,220
Diluted	59,832	61,952	62,006
(1) Amounts for the year ended December 31, 2023 have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$950,071	$792,566	$540,159
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	936	(281)	(576)
Reclassification adjustment for realized (gains) losses on derivative instruments	(564)	563	—
Net increase (decrease) from derivatives designated as hedging instruments	372	282	(576)
Foreign currency gains (losses), net	(37,249)	7,441	(17,929)
Reclassification of foreign currency translation gain (loss) to income (1)	—	—	(8,148)
Total comprehensive income, net of tax	$913,194	$800,289	$513,506
(1) Represents the reclassification of a cumulative foreign currency translation adjustment upon substantial liquidation of foreign subsidiaries which is presented within ‘Selling, general and administrative expenses’ in the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$180,485	$149,288
Restricted cash — current	—	2
Accounts receivable, net of allowances of $31,579 and $27,591, respectively	257,657	305,747
Inventories	356,254	385,054
Income taxes receivable	4,046	4,413
Other receivables	22,204	21,071
Prepaid expenses and other assets	51,623	45,129
Total current assets	872,269	910,704
Property and equipment, net	244,335	238,315
Intangible assets, net	1,777,080	1,792,562
Goodwill	711,491	711,588
Deferred tax assets, net	872,350	667,972
Restricted cash	3,193	3,807
Right-of-use assets	307,228	287,440
Other assets	24,207	31,446
Total assets	$4,812,153	$4,643,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264,901	$260,978
Accrued expenses and other liabilities	298,068	285,771
Income taxes payable	108,688	65,952
Current borrowings	—	23,328
Current operating lease liabilities	68,551	62,267
Total current liabilities	740,208	698,296
Deferred tax liabilities, net	4,086	12,912
Long-term income taxes payable	595,434	565,171
Long-term borrowings	1,349,339	1,640,996
Long-term operating lease liabilities	283,406	269,769
Other liabilities	3,948	2,767
Total liabilities	2,976,421	3,189,911
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 110.4 million and 110.1 million issued, 56.5 million and 60.5 million shares outstanding, respectively	110	110
Treasury stock, at cost, 53.9 million and 49.6 million shares, respectively	(2,453,473)	(1,888,869)
Additional paid-in capital	859,904	826,685
Retained earnings	3,561,836	2,611,765
Accumulated other comprehensive loss	(132,645)	(95,768)
Total stockholders’ equity	1,835,732	1,453,923
Total liabilities and stockholders’ equity	$4,812,153	$4,643,834
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	31,303	—	—	31,303
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	567	1	147	(11,239)	(118)	—	—	(11,356)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	540,159	—	540,159
Other comprehensive loss	—	—	—	—	—	—	(26,653)	(26,653)
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	29,072	—	—	29,072
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	427	—	147	(17,086)	(1)	—	—	(17,087)
Repurchases of common stock, including excise tax	(1,681)	—	1,681	(176,282)	—	—	—	(176,282)
Net income	—	—	—	—	—	792,566	—	792,566
Other comprehensive income	—	—	—	—	—	—	7,723	7,723
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	33,053	—	—	33,053
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	289	—	63	(8,239)	166	—	—	(8,073)
Repurchases of common stock, including excise tax	(4,309)	—	4,309	(556,365)	—	—	—	(556,365)
Net income	—	—	—	—	—	950,071	—	950,071
Other comprehensive loss	—	—	—	—	—	—	(36,877)	(36,877)
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$950,071	$792,566	540,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,840	54,304	39,229
Loss on disposal of assets	958	419	9,063
Operating lease cost	85,130	79,543	66,012
Inventory donations	812	2,078	2,770
Provision for doubtful accounts, net	1,352	3,568	1,101
Share-based compensation	33,053	29,072	31,303
Asset impairments	24,081	9,287	—
Deferred taxes	(254,454)	(410,319)	(4,760)
Other non-cash items	13,213	3,401	9,947
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowances	42,587	(13,317)	(56,766)
Inventories	22,055	86,350	(91,614)
Prepaid expenses and other assets	(13,892)	(31,839)	(14,435)
Accounts payable	3,951	37,197	41,701
Accrued expenses and other liabilities	9,971	46,695	38,629
Right-of-use assets and operating lease liabilities	(88,772)	(75,107)	(63,355)
Income taxes	92,530	316,546	54,158
Cash provided by operating activities	992,486	930,444	603,142
Cash flows from investing activities:
Purchases of property, equipment, and software	(69,347)	(115,625)	(104,190)
Acquisition of HEYDUDE, net of cash acquired	—	—	(2,046,881)
Other	—	(46)	(20)
Cash used in investing activities	(69,347)	(115,671)	(2,151,091)
Cash flows from financing activities:
Proceeds from bank borrowings	102,156	257,905	2,169,898
Repayments of bank borrowings	(425,405)	(923,703)	(575,285)
Deferred debt issuance costs	(2,277)	(1,736)	(53,596)
Repurchases of common stock, including excise taxes paid	(552,451)	(175,019)	—
Repurchases of common stock for tax withholding	(8,239)	(17,086)	(11,477)
Other	168	—	119
Cash provided by (used in) financing activities	(886,048)	(859,639)	1,529,659
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,510)	3,078	(3,750)
Net change in cash, cash equivalents, and restricted cash	30,581	(41,788)	(22,040)
Cash, cash equivalents, and restricted cash — beginning of year	153,097	194,885	216,925
Cash, cash equivalents, and restricted cash — end of year	$183,678	$153,097	$194,885

Cash paid for interest	$99,463	$151,621	$127,809
Cash paid for income taxes	124,959	179,721	130,084
Cash paid for operating leases	90,943	74,729	62,852
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	92,101	120,865	137,554
Accrued purchases of property, equipment, and software	9,517	7,668	18,245
Share issuance at Acquisition	—	—	270,396
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

On February 17, 2022, we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”). HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.”

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

Additionally, we are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. If it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 16 — Commitments and Contingencies and Note 18 — Legal Proceedings for additional information regarding our contingencies and legal proceedings.

To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Reclassifications

We have reclassified certain amounts on the consolidated statements of income, in Note 6 — Accrued Expenses and Other Liabilities, in Note 14 — Income Taxes, and in Note 17 — Operating Segments and Geographic Information to conform to current period presentation.

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

Inventories

Inventories are comprised of finished goods, are stated at the lower of cost or net realizable value, and are recognized using the first-in-first-out method of inventory costing. We estimate the market value of inventory based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell discontinued or end-of-life inventory through our outlet stores, among other off-price channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. If the estimated market value is less than its carrying value, the carrying value is adjusted to the market value, and the difference is recorded in ‘Cost of sales’ in our consolidated statements of income.

Reserves for the risk of physical loss of inventory are estimated based on historical experience and are adjusted based upon physical inventory counts, and they are recorded within ‘Cost of sales’ in our consolidated statements of income.

Property and Equipment, Net

Property, equipment, furniture, and fixtures are stated at original cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. The useful lives are reviewed periodically and typically range from 2 to 10 years for machinery and equipment and furniture, fixtures and others. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation of warehouse- and distribution-related assets is included in ‘Cost of sales’ in our consolidated statements of income. Depreciation related to retail store, corporate, and non-product assets is included in ‘Selling, general and administrative expenses’ in our consolidated statements of income. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets, and the resulting gain or loss, if any, is reflected in ‘Income from operations’ in the consolidated statements of income.

Goodwill and Other Intangible Assets, Net

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event has occurred indicating potential impairment.

The excess of the purchase price over the fair value of acquired net assets represents goodwill. Our goodwill balance as of December 31, 2024 was $711.5 million and primarily related to the Acquisition. As of December 31, 2024, a goodwill amount of $710.0 million was assigned to the HEYDUDE Brand segment and consisted of the acquired workforce and economies of scale resulting from the Acquisition.

When performing our annual test for impairment, we may assess goodwill and indefinite-lived intangible assets for potential impairment using either a qualitative or quantitative assessment. Significant judgments and assumptions are required in such impairment evaluations. For the quantitative assessment, we compare the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. For the year ended December 31, 2024, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets. The estimated fair values of the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark exceeded their carrying values. For the year ended December 31, 2023, we performed a qualitative and quantitative assessment for the HEYDUDE Brand reporting unit goodwill, and we performed a quantitative assessment for the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values. For the year ended December 31, 2022, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values. Additionally for the years ended December 31, 2024, 2023, and 2022, we performed a qualitative assessment for the goodwill in our Crocs Brand segment, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value. We did not record any impairment charges in the years ended December 31, 2024, 2023, or 2022 based on the results of our goodwill and indefinite-lived intangible assets impairment testing.

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

Amortization of capitalized software used in warehouse- and distribution-related activities is included in ‘Cost of sales’ in the consolidated statements of income. Amortization related to corporate and non-product, assets, such as our global information systems, is included in ‘Selling, general, and administrative expenses’ in the consolidated statements of income.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2024 or 2023.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2024 and 2023. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of December 31, 2024, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of December 31, 2024. We are exposed to fluctuations in various foreign currencies against our functional currency, the USD. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

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

Other Comprehensive Income (Loss)

Our foreign subsidiaries generally use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into USD using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated translation gains or losses are reclassified into net income. During the year ended December 31, 2022, we recognized a net loss of $8.1 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary.

Revenues

Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the years ended December 31, 2024, 2023, and 2022, we recognized no changes to estimates for wholesale or direct-to-consumer revenues.

We have also elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred because the related amortization period is less than one year. These costs are reported within ‘Selling, general and administrative expenses’ in our consolidated statements of income.

The following is a description of our principal revenue-generating activities by distribution channel. We have two reportable operating segments and sell our products using two primary distribution channels. For more detailed information about reportable operating segments, see Note 17 — Operating Segments and Geographic Information.

Wholesale Channel

For the majority of wholesale customers, control transfers and revenues are recognized when the product is shipped or delivered from a manufacturing facility or distribution center to the wholesale customer. In certain cases, control of the product transfers and revenues are recognized when the customer receives the product at the designated delivery point. For certain customers, primarily in international markets, cash payment is required in advance of delivery and revenues continue to be recognized upon the transfer of control to the customer. We may accept returns from our wholesale customers, on an exception basis, to ensure that our products are merchandised in the proper assortments and may provide markdown allowances at our sole discretion to key wholesalers and distributors to facilitate sales of slower moving products. Wholesale revenues are reduced by estimates of returns and allowances based on historical experience, and adjustments to our estimates are made when the expected value changes.

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

For additional information about revenues, see Note 12 — Revenues.

Shipping and Handling Costs and Fees

Shipping and handling costs are expensed as incurred and are included in ‘Cost of sales’ in the consolidated statements of income. Shipping and handling fees billed to customers are included in revenues.

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

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $377.5 million, $317.4 million, and $260.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Research, Design and Development Expenses

We continue to dedicate resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $25.6 million, $21.4 million, and $18.7 million in research, design, and development activities for the years ended December 31, 2024, 2023, and 2022, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of income.

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

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statements of income. See Note 14 — Income Taxes for further discussion.

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
2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the segment disclosures. This guidance became effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted and should be applied on a retrospective basis. This standard did not have a material impact on our consolidated financial statements, but it did require increased disclosures within the notes to our consolidated financial statements for the year ended December 31, 2024. See Note 17 — Operating Segments and Geographic Information for additional information regarding our segment reporting.

Pillar Two Global Minimum Tax

The Organization for Economic Co-operation and Development (“OECD”) has released Pillar Two model rules introducing a 15% global minimum tax rate applied on a country-by-country basis for large multinational corporations. Various jurisdictions we operate in have enacted the legislation with a subset of the rules effective January 1, 2024, and the remaining rules becoming effective January 1, 2025. These new laws did not have a material impact on our consolidated financial statements for the year ended December 31, 2024. There remains uncertainty as to the final Pillar Two rules as the OECD continues to release guidance and modifications to the rules. We are monitoring continuing development of these laws and the potential impact they will have on our Company. We do not anticipate the Pillar Two rules will have a significant impact on our 2025 consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued authoritative guidance related to the disclosure of disaggregation of income statement expenses. This guidance becomes effective for annual periods beginning after December 15, 2026 with early adoption permitted and should be applied on a retrospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

Other new pronouncements issued but not effective until after December 31, 2024 are not expected to have a material impact on our consolidated financial statements.

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

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers. As of December 31, 2024, a substantial portion of the Escrow Amount remained in the escrow account in connection with claims that were noticed prior to the date that was 18 months after the Acquisition Date but was not yet resolved by that date, as provided in the SPA. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the year ended December 31, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our consolidated statements of income. During the years ended December 31, 2024 and 2023, no Acquisition-related costs were recognized. During the year ended December 31, 2022, there were approximately $25.7 million of Acquisition-related costs recognized. These costs represent legal, professional, and transaction fees.

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenues	$3,645,291	$2,894,094
Net income	614,463	706,853

4. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2024	2023
	(in thousands)
Machinery and equipment	$190,134	$163,919
Leasehold improvements	156,091	149,132
Furniture, fixtures, and other	40,702	32,356
Construction-in-progress	10,863	13,418
Property and equipment	397,790	358,825
Less: Accumulated depreciation and amortization	(153,455)	(120,510)
Property and equipment, net	$244,335	$238,315

Asset Retirement Obligations

We are contractually obligated, under certain of our lease agreements, to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. Asset retirement obligations were not significant to the consolidated balance sheets in the years ended December 31, 2024 or 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of sales	$20,673	$18,809	$10,043
Selling, general and administrative expenses	26,233	12,876	9,599
Total depreciation and amortization expense	$46,906	$31,685	$19,642

Disposals of Property and Equipment and Intangible Assets

During the years ended December 31, 2024, 2023, and 2022, we recognized net losses on disposals of property and equipment and intangible assets of $1.0 million, $0.4 million, and $1.0 million, respectively. Gains and losses on disposals of property and equipment and intangible assets are included in ‘Selling, general and administrative expenses’ in the consolidated statements of income.

Additionally, we impaired our leasehold improvement assets for our former corporate headquarters in the year ended December 31, 2023, as described in Note 8 — Fair Value Measurements.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill for the years ended December 31, 2024 and 2023 were:

Goodwill
(in thousands)
Balance at December 31, 2022	$714,814
HEYDUDE valuation adjustment (1)	(3,274)
Foreign currency translation (2)	48
Balance at December 31, 2023	711,588
Foreign currency translation (2)	(97)
Balance at December 31, 2024	$711,491
(1) We acquired HEYDUDE on February 17, 2022, and the purchase price allocation was finalized during the year ended December 31, 2023, resulting in a change to the goodwill balance. During the year ended December 31, 2023, there were valuation adjustments that resulted in a net decrease to goodwill of $3.3 million. Refer to Note 3 — Acquisition of HEYDUDE for additional details.
(2) Foreign currency translation only relates to the goodwill in our Crocs Brand operating segment.

At December 31, 2024, accumulated goodwill impairment was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2024			December 31, 2023
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$139,569	$(117,001)	$22,568	$136,343	$(108,675)	$27,668
Customer relationships	210,000	(40,250)	169,750	210,000	(26,250)	183,750
Patents, copyrights, and trademarks	4,916	(3,791)	1,125	5,055	(3,686)	1,369
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	1,570,000	1,570,000	—	1,570,000
In progress	12,644	—	12,644	8,562	—	8,562
Other	993	—	993	1,213	—	1,213
Total	$1,938,122	$(161,042)	$1,777,080	$1,931,173	$(138,611)	$1,792,562

At December 31, 2024, the weighted average remaining useful life of intangibles subject to amortization was approximately 13.8 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of sales	$2,395	$3,080	$2,366
Selling, general and administrative expenses	20,539	19,539	17,221
Total amortization expense	$22,934	$22,619	$19,587

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2024
(in thousands)
2025	$22,428
2026	20,923
2027	18,882
2028	16,918
2029	14,853
Thereafter	99,439
Total	$193,443

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation and benefits	$81,265	$70,245
Professional services	64,683	80,986
Fulfillment, freight, and duties	38,752	22,269
Return liabilities	34,255	38,644
Sales/use and value added taxes payable	17,330	23,768
Other (1)	61,783	49,859
Total accrued expenses and other liabilities	$298,068	$285,771
(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

7. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the consolidated balance sheets were:

	December 31,
	2024	2023
	(in thousands)
Assets:
Right-of-use assets	$307,228	$287,440
Liabilities:
Current operating lease liabilities	$68,551	$62,267
Long-term operating lease liabilities	283,406	269,769
Total operating lease liabilities	$351,957	$332,036

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ were:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$85,130	$79,543
Short-term lease cost	12,051	13,258
Variable lease cost	48,402	44,706
Total lease costs	$145,583	$137,507

The weighted average remaining lease term and discount rate related to our lease liabilities as of December 31, 2024 were 6.2 years and 6.5%, respectively. As of December 31, 2023, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.1 years and 5.5%, respectively.

We also impaired certain right-of-use assets as described in Note 8 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of December 31, 2024
(in thousands)
2025	$80,878
2026	77,305
2027	65,330
2028	53,942
2029	44,084
Thereafter	108,992
Total future minimum lease payments	430,531
Less: imputed interest	(78,574)
Total operating lease liabilities	$351,957

8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of our derivative instruments. Our derivative instruments are forward foreign currency exchange contracts. We manage credit risk of our derivative instruments on the basis of our net exposure with our counterparty. All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2024 and 2023, netted by counterparty. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at December 31, 2024 and an insignificant asset and an insignificant liability at December 31, 2023. See Note 9 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash approximate their fair value and are classified as Level 1 of the fair value hierarchy. The carrying amounts of our accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments and are classified as Level 2 of the fair value hierarchy.

Our borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility, as described in more detail in Note 10 — Borrowings, is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at December 31, 2024 and 2023 based on interest rates currently available to us for similar borrowings. The carrying values and fair values of our borrowing instruments as of December 31, 2024 and 2023 were:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$503,125	$820,000	$824,100
2029 Notes	350,000	323,780	350,000	313,987
2031 Notes	350,000	305,610	350,000	296,742
Revolving Facility	190,000	190,000	190,000	190,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, trademarks, customer relationships, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Selling, general and administrative expenses’ in our consolidated statements of income as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Information technology systems impairment (1)	$18,172	$—	$—
Leasehold improvement assets impairment (2)	—	1,007	—
Right-of-use assets impairment (2) (3)	5,909	8,280	—
Total asset impairments	$24,081	$9,287	$—
(1) During the year ended December 31, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(2) During the year ended December 31, 2023, we recognized an impairment of $9.3 million for our former corporate headquarters in Broomfield, Colorado.
(3) During the year ended December 31, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

9. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2024, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies, and cash flow hedges (“hedged derivatives”), which are used to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. During the years ended December 31, 2024 and December 31, 2023, there was a gain of $0.8 million and a loss of $0.8 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of $0.4 million will be reclassified to the consolidated statement of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the consolidated balance sheets and were:

	December 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$2,691	$(3,433)	$2,850	$(1,333)
Hedged derivatives:
Cash flow foreign currency contracts	1,242	(856)	142	(229)
Total derivatives	3,933	(4,289)	2,992	(1,562)
Netting of counterparty contracts	(2,762)	2,762	(1,547)	1,547
Total derivatives, net of counterparty contracts	$1,171	$(1,527)	$1,445	$(15)

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Euro	$49,833	$(1,303)	$30,757	$1,343
Singapore Dollar	31,524	(1,251)	41,441	1,507
British Pound Sterling	28,223	536	17,662	(835)
South Korean Won	9,274	655	9,759	(428)
Japanese Yen	5,510	289	969	(47)
Indian Rupee	494	8	5,291	(23)
Other currencies	24,613	324	—	—
Total non-hedged derivatives	149,471	(742)	105,879	1,517
Hedged derivatives:
Chinese Yuan	40,458	(553)	—	—
British Pound Sterling	23,678	(303)	22,320	135
Euro	17,246	628	40,014	(186)
South Korean Won	8,790	614	11,093	(42)
Indian Rupee	—	—	5,703	6
Total hedged derivatives	90,172	386	79,130	(87)
Total derivatives	$239,643	$(356)	$185,009	$1,430

Latest maturity date, non-hedged derivatives	January 2025		January 2024
Latest maturity date, hedged derivatives	October 2025		December 2024

Amounts reported in ‘Foreign currency gains (losses), net’ in the consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Foreign currency transaction gains (losses)	$(4,693)	$(1,992)	$(2,858)
Foreign currency forward exchange contracts gains (losses)	(2,084)	752	6,086
Foreign currency gains (losses), net	$(6,777)	$(1,240)	$3,228

10. BORROWINGS

Our long-term borrowings were as follows:

		Stated Interest Rate	Effective Interest Rate	December 31,
	Maturity			2024	2023
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	820,000
Revolving Facility	2027			190,000	190,000
Total face value of long-term borrowings				1,390,000	1,710,000
Less:
Unamortized issuance costs				40,661	49,004
Current portion of long-term borrowings (1)				—	20,000
Total long-term borrowings				$1,349,339	$1,640,996
(1) Represents the current portion of the borrowings on the Term Loan B facility.

At December 31, 2024 and 2023, $10.2 million and $10.7 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the consolidated balance sheets.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. Since that time, we have amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $1.0 billion, which can be increased by an additional $400.0 million, subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, inclusive of a 0.10% SOFR adjustment, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and three-month interest periods, inclusive of a 0.10% SOFR adjustment. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii)

certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2024, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At December 31, 2024, we had $190.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2024 and 2023, we had $809.4 million and $558.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition, which was amended on August 8, 2023 (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement”.

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820.0 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the “Term Loan B Facility”), to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

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

As of December 31, 2024, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2024, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the year ended December 31, 2024, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of December 31, 2024, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2023, we had borrowings outstanding of $3.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2024, we were in compliance with all financial covenants under the Notes.

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

During the year ended December 31, 2024 we repurchased 4.3 million shares of our common stock at a cost of $551.2 million, including commissions. During the year ended December 31, 2023 we repurchased 1.7 million shares of our common stock at a cost of $175.0 million, including commissions.

As of December 31, 2024 and 2023, we have recorded an accrual for the stock repurchase excise tax of $5.1 million and $1.3 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our consolidated balance sheet.

As of December 31, 2024, we had remaining authorization to repurchase approximately $323.9 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement. On February 10, 2025, the Board approved a $1.0 billion increase to our share repurchase authorization, after which approximately $1.3 billion remained available for future common stock repurchases.

Preferred Stock

We have authorized and available for issuance 5.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized as Series A Convertible Preferred Stock with a par value of $0.001 per share and none were issued and outstanding as of December 31, 2024.

12. REVENUES

Revenues by reportable operating segment and by channel were:

	Year Ended December 31,
	2024	2023	2022

Crocs Brand:
North America:
Wholesale	$644,511	$652,943	$644,215
Direct-to-consumer	1,188,911	1,124,942	1,000,441
Total North America (1)	1,833,422	1,777,885	1,644,656
International:
Wholesale	963,035	840,594	733,087
Direct-to-consumer	481,510	394,475	281,382
Total International	1,444,545	1,235,069	1,014,469
Total Crocs Brand	$3,277,967	$3,012,954	$2,659,125

Crocs Brand:
Total Wholesale	$1,607,546	$1,493,537	$1,377,302
Total Direct-to-consumer	1,670,421	1,519,417	1,281,823
Total Crocs Brand	3,277,967	3,012,954	2,659,125
HEYDUDE Brand:
Wholesale	456,472	566,937	574,140
Direct-to-consumer	367,669	382,456	321,720
Total HEYDUDE Brand (2)	824,141	949,393	895,860
Total consolidated revenues	$4,102,108	$3,962,347	$3,554,985
(1) North America includes the United States and Canada.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period. The vast majority of HEYDUDE Brand revenues are derived from North America.

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons and payments received in advance of delivery. As products are shipped and control transfers, we recognize the deferred revenue in ‘Revenues’ in the consolidated statements of income. At December 31, 2024 and 2023, we recorded an insignificant amount of deferred revenues associated with advance customer deposits in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to our estimates are made when the expected value changes. At December 31, 2024 and 2023, $34.3 million and $38.6 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

13. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan. We account for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2024, 3.1 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The majority of share-based compensation expense is reported in our consolidated statements of income as ‘Selling, general and administrative expenses’ with an insignificant amount recorded within ‘Cost of sales.’

Stock Option Activity

Stock option activity during the year ended December 31, 2024 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2023	210	$7.44	3.28	$18,053
Granted	—	—
Exercised	10	16.68
Forfeited or expired	—	—
Outstanding as of December 31, 2024	200	$6.98	2.42	$20,510
Exercisable at December 31, 2024	200	$6.98	2.42	$20,510
Vested at December 31, 2024	200	$6.98	2.42	$20,510

No stock options were granted during 2024, 2023, or 2022. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2022 was $1.0 million and $0.4 million, respectively. No stock options were exercised during 2023. During the years ended December 31, 2024 and 2022, we received $0.2 million and $0.1 million cash, respectively, in connection with the exercise of stock options. As of December 31, 2024, we did not have any unrecognized share-based compensation expense related to unvested options.

Stock options under our equity incentive plans generally expire ten years after the date of grant.

Restricted Stock Awards and Restricted Stock Units Activity

Generally on an annual basis, we grant RSAs and RSUs. RSAs and RSUs generally vest over three years, depending on the terms of the grant. Holders of unvested RSAs have the same rights as those of common stockholders including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until vested. Holders of unvested RSUs have a contractual right to receive shares of common stock upon vesting. RSUs have dividend equivalent rights, which accrue over the term of the award and are paid if and when the RSUs vest, but RSU holders have no voting rights. We grant service-condition RSUs, performance-condition RSUs, and market-condition RSUs.

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During the years ended December 31, 2024, 2023, and 2022, we granted 0.3 million, 0.2 million, and 0.2 million service-condition RSUs, respectively.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee of our Board of Directors and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for our probable expected performance level against performance goals at the end of each reporting period. During the years ended December 31, 2024, 2023, and 2022, we granted 0.3 million, 0.2 million, and 0.3 million performance-condition RSUs, respectively. We also periodically grant market-condition RSUs to certain executives. During the years ended December 31, 2024, 2023, and 2022, we did not grant market-conditions RSUs. The grant date fair value and derived service period for market-condition RSUs are estimated using a Monte Carlo simulation model.

RSA and RSU activity during the year ended December 31, 2024 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2023	2	$105.95	847	$94.05
Granted	6	130.75	627	124.04
Vested	(6)	115.82	(328)	89.90
Forfeited	—	—	(146)	119.07
Unvested at December 31, 2024	2	$148.72	1,000	$110.82

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2024, 2023, and 2022 was $130.75, $105.95, and $51.13 per share, respectively. RSAs vested during the years ended December 31, 2024, 2023, and 2022 consisted entirely of service-condition awards. The total grant date fair value of RSAs vested in the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $0.5 million and $0.3 million, respectively.

As of December 31, 2024, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.4 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $124.04, $122.97, and $76.06 per share, respectively. RSUs vested during the year ended December 31, 2024 consisted of 0.2 million service-condition awards and 0.2 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2023 consisted of 0.3 million service-condition awards and 0.3 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2022 consisted of 0.3 million service-condition awards and 0.4 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $29.5 million, $31.1 million and $29.7 million, respectively.

As of December 31, 2024, unrecognized share-based compensation expenses for service-condition RSUs were $33.2 million and for performance- and market-condition RSUs were $13.2 million, and are expected to amortize over remaining weighted average periods of 1.7 years and 1.8 years, respectively.

14. INCOME TAXES

During the three months ended December 31, 2024, we completed an intra-entity transaction related to certain intellectual property rights primarily to align with current and future international operations. The transaction resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the intellectual property rights. Foreign deferred tax assets increased by $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit.

During 2020, 2021, and 2023, we completed intra-entity transfers of certain intellectual property rights primarily to align with current and future international operations. The transactions were executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain, and, therefore, may ultimately differ materially from our actual results.

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

In order to support and sustain the amortizable tax basis for these transactions (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands and Singapore. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands and Singapore subsidiaries serve as the primary corporate headquarters outside of the U.S. and already perform significant functions in support of the economic ownership of the IP. In 2024, we undertook many additional activities to align business operations that support the economic substance of the IP.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Income before taxes:
U.S.	$217,429	$309,098	$312,501
Foreign	693,156	567,174	406,007
Total income before taxes	$910,585	$876,272	$718,508
Income tax expense (benefit):
Current income taxes:
U.S. federal	$98,137	$85,075	$76,092
U.S. state	18,005	21,884	19,257
Foreign	98,826	387,066	87,760
Total current income taxes	214,968	494,025	183,109
Deferred income taxes:
U.S. federal	(8,393)	(12,873)	(12,032)
U.S. state	(797)	(1,662)	861
Foreign	(245,264)	(395,784)	6,411
Total deferred income taxes	(254,454)	(410,319)	(4,760)
Total income tax expense (benefit)	$(39,486)	$83,706	$178,349

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$191,223	21.0%	$184,017	21.0%	$150,887	21.0%
State income tax rate, net of federal benefit	13,301	1.5%	16,854	1.9%	15,981	2.2%
Foreign income tax rate differential	(34,166)	(3.8)%	31,495	3.6%	12,405	1.7%
GILTI, net	61,440	6.6%	44,003	5.0%	4,834	0.7%
Non-deductible / non-taxable items	(12,028)	(1.3)%	(1,129)	(0.1)%	3,743	0.5%
Change in valuation allowance	58,861	6.5%	156,312	17.8%	4,414	0.6%
U.S. tax on foreign earnings	12,684	1.4%	1,752	0.2%	16,822	2.3%
Foreign tax credits	(98,551)	(10.8)%	(55,648)	(6.4)%	(28,087)	(3.9)%
Research and development credits	(9,903)	(1.1)%	(6,754)	(0.8)%	(5,488)	(0.8)%
Uncertain tax positions	50,193	5.5%	330,819	37.8%	3,952	0.6%
Share-based compensation	(1,157)	(0.1)%	(2,097)	(0.2)%	(1,231)	(0.2)%
Intra-entity IP transactions	(271,700)	(29.8)%	(611,403)	(69.8)%	—	—%
Other	317	0.1%	(4,515)	(0.4)%	117	0.1%
Effective income tax expense and rate	$(39,486)	(4.3)%	$83,706	9.6%	$178,349	24.8%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2024	2023
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$4,081	$3,248
Accruals, reserves, and other expenses	22,974	27,914
Net operating loss	65,776	47,951
Intangible assets	918,000	737,976
Foreign tax credit	49,027	28,053
Operating lease liabilities	75,396	71,012
Unrealized loss on foreign currency (1)	59,111	208
Other (1)	48,866	43,453
Valuation allowance	(241,568)	(183,545)
Total non-current deferred tax assets	$1,001,663	$776,270
Non-current deferred tax liabilities:
Property and equipment	(25,896)	(13,948)
Right-of-use assets	(63,782)	(59,806)
Intangible assets	(42,409)	(46,177)
Other	(1,313)	(1,280)
Total non-current deferred tax liabilities	$(133,400)	$(121,211)
(1) Amounts for the year ended December 31, 2023 have been reclassified to conform to current period presentation.

The intra-entity transaction related to intellectual property rights resulted in an increase in the intangible assets deferred tax asset of $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit.

During 2024, valuation allowances recorded against deferred tax assets increased by $58.0 million. The change in the valuation allowance includes an increase of $58.9 million related to income tax expense and a decrease of $0.9 million that does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to changes in cumulative translation adjustments. During 2023, valuation allowances increased by $155.4 million. The change in the valuation allowance includes an increase of $156.3 million related to income tax expense and a decrease of $0.9 million that does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustments.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Separate from the intra-entity transfers of intellectual property rights, we released immaterial valuation allowances in various jurisdictions.

In certain other jurisdictions, we recorded additional attributes, primarily driven by operational losses recognized based on local tax accounting requirements. These carryforwards were generated in jurisdictions where results indicate it is not more likely than not the deferred tax assets would be realized. We maintain a valuation allowance against the majority of these balances.

We have included in the table above deferred tax assets related to U.S. federal tax carryforwards of foreign tax credits and various state tax credits which expire starting in 2030 of $17.9 million and $3.8 million at December 31, 2024 and 2023, respectively. We have included in the table above deferred tax assets related to U.S. state tax net operating loss carryforwards, some of which expire at various dates beginning in 2029 and others of which do not expire, of $0.3 million and $0.3 million at December 31, 2024 and 2023, respectively. We have recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2025 and those which do not expire of $98.3 million and $73.3 million as of December 31, 2024 and 2023, respectively.

The transition tax in the U.S. Tax Cuts and Jobs Act (“Tax Act”) imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2024, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Unrecognized tax benefit as of January 1	$556,482	$219,363	$218,399
Additions in tax positions taken in prior period	9,855	3,690	1,697
Reductions in tax positions taken in prior period	(147,561)	(7)	(904)
Additions in tax positions taken in current period	184,184	325,058	2,948
Settlements	—	—	(375)
Lapse of statute of limitations	(366)	(148)	(510)
Current year acquisitions	—	—	10,426
Cumulative foreign currency translation adjustment	(20,366)	8,526	(12,318)
Unrecognized tax benefit as of December 31	$582,228	$556,482	$219,363

We recorded a net expense of $50.2 million related to increases in 2024 unrecognized tax benefits. The impact of uncertain tax benefits on the rate reconciliation includes net increases and decreases in position changes and accrued interest expense.

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

Interest and penalties related to income tax liabilities are included in ‘Income tax expense (benefit)’ in the consolidated statements of income. For the years ended December 31, 2024, 2023, and 2022, we recorded approximately $4.5 million, $3.2 million, and $3.8 million, respectively, of penalties and interest. During the year ended December 31, 2024, we released $0.2 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $13.3 million, $8.8 million, and $5.6 million, as of December 31, 2024, 2023, and 2022, respectively.

Unrecognized tax benefits of $591.7 million, $562.0 million, and $222.5 million as of December 31, 2024, 2023, and 2022, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2024:

The Netherlands	2012 to 2024
Canada	2016 to 2024
Hong Kong	2020 to 2024
Japan	2016 to 2024
China	2018 to 2024
Singapore	2019 to 2024
United States	2007 to 2024

U.S. state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for us are generally subject to examination for the years 2019 to 2024. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, we do not anticipate a significant change in the total amount of unrecognized tax benefits within the next twelve months.

15. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$950,071	$792,566	$540,159
Denominator:
Weighted average common shares outstanding - basic	59,381	61,386	61,220
Plus: Dilutive effect of stock options and unvested restricted stock units	451	566	786
Weighted average common shares outstanding - diluted	59,832	61,952	62,006

Net income per common share:
Basic	$16.00	$12.91	$8.82
Diluted	$15.88	$12.79	$8.71

For the years ended December 31, 2024, 2023, and 2022, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2024, we had purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $301.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

See Note 18 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have two reportable operating segments: the Crocs Brand and the HEYDUDE Brand. Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers.

Additionally, ‘Enterprise corporate’ costs include global corporate costs associated with both brands, including legal, information technology, human resources, and finance.

Each segment’s performance is evaluated based on segment results without allocating Enterprise corporate expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income from operations consist of unallocated enterprise corporate expenses. Our chief operating decision maker is Andrew Rees, Chief Executive Officer. Mr. Rees uses income from operations as a measure of profit or loss. Mr. Rees considers the performance of these measures against management expectations when making decisions about the allocation of operating and capital resources to each segment.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Crocs Brand: (1)
Revenues	$3,277,967	$3,012,954	$2,659,125
Cost of sales (2)	1,258,727	1,205,670	1,161,374
Selling, general and administrative expenses (2)	837,228	727,954	645,726
Income from operations (3)	1,182,012	1,079,330	852,025
HEYDUDE Brand: (4)
Revenues	824,141	949,393	895,860
Cost of sales (2)	430,893	531,414	530,059
Selling, general and administrative expenses (2)	255,847	205,593	154,440
Income from operations (3)	137,401	212,386	211,361
Total segment income from operations	$1,319,413	$1,291,716	$1,063,386
Reconciliation of segment income from operations to income before income taxes:
Enterprise corporate costs (3)	(297,502)	(254,933)	(212,630)
Foreign currency gains (losses), net	(6,777)	(1,240)	3,228
Interest income	3,484	2,406	1,020
Interest expense	(109,264)	(161,351)	(136,158)
Other income (expense), net	1,231	(326)	(338)
Income before income taxes	$910,585	$876,272	$718,508

Revenues:
Total segment revenues	$4,102,108	$3,962,347	$3,554,985
Total consolidated revenues	$4,102,108	$3,962,347	$3,554,985

Depreciation and amortization: (5)
Crocs Brand (1)	$35,165	$31,950	$18,877
HEYDUDE Brand (4)	19,353	14,200	12,248
Enterprise corporate	15,322	8,154	8,104
Total consolidated depreciation and amortization	$69,840	$54,304	$39,229
(1) In the fourth quarter of 2023, to reflect changes in the way management evaluates performance, makes operating decisions, and allocates resources, we updated our reportable operating segments to be (i) Crocs Brand and (ii) HEYDUDE Brand. Our ‘North America,’ ‘Asia Pacific,’ and ‘EMEALA’ segments as well as revenues and expenses related to Crocs ‘Brand corporate’ have been consolidated to the ‘Crocs Brand.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the year ended December 31, 2022 have been recast to conform to current period presentation.
(2) In November 2023, the FASB issued authoritative guidance related to the segment disclosures. This guidance became effective beginning for the year ended December 31, 2024 and should be applied on a retrospective basis. The guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. As a result of this guidance, we disclosed cost of sales and selling, general and administrative expenses as measures of significant expenses included within income from operations shown in the table above.
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
(4) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the partial period beginning on the Acquisition Date through December 31, 2022.
(5) The amounts of depreciation and amortization disclosed by reportable segment and ‘Enterprise corporate’ are included within ‘Cost of sales’ and ‘Selling, general and administrative expenses.’

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2024, 2023 and 2022. The following table sets forth certain geographical information regarding our consolidated revenues for the periods as shown:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Location:
United States	$2,482,218	$2,573,663	$2,438,923
International (1)	1,619,890	1,388,684	1,116,062
Total revenues	$4,102,108	$3,962,347	$3,554,985
(1) No individual international country represented 10% or more of consolidated revenues in any of the years presented.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2024	2023
	(in thousands)
Location:
United States	$205,166	$200,869
International (1)	39,169	37,446
Total property and equipment, net	$244,335	$238,315
(1) As of December 31, 2024 and 2023, property and equipment, net in the Netherlands represented approximately 10% and 12% respectively, of consolidated property and equipment, net, comprised primarily of property and equipment related to the distribution center in Dordrecht. No other individual international country represented 10% or more of consolidated property and equipment, net in any of the years presented.

18. LEGAL PROCEEDINGS

On January 22, 2025, a putative class action lawsuit titled Carretta v. Crocs, Inc., et al., Case No. 1:25-cv-00096, was filed in the District Court for the District of Delaware against the Company and certain of its current officers. The complaint was filed on behalf of a purported class consisting of all purchasers of the Company’s common stock between November 3, 2022 and October 28, 2024, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. The complaint seeks unspecified damages, an award of costs and expenses, and other unspecified relief. The Company and its officers intend to vigorously defend this action in all respects. The case is in its early stages and a lead plaintiff has yet to be appointed. The Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential loss, if any, from this action at this time.

For all other legal claims and disputes, we have accrued estimated losses of $2.7 million within ‘Accrued expenses and other liabilities’ in our consolidated balance sheet as of December 31, 2024. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of December 31, 2024, we estimated that reasonably possible losses associated with these legal claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, other than as set forth above, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

19. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We sponsor a qualified defined contribution benefit plan (the “Plan”), covering substantially all of our U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. We make matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in our matching contributions when made. Contributions made by us under the Plan were $14.8 million, $12.6 million, and $9.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2024
Allowance for doubtful accounts	$13,627	$1,352	$(2,330)	$12,649
Reserve for sales returns and allowances	8,128	306,273	(304,594)	9,807
Reserve for unapplied rebates	5,836	12,038	(8,751)	9,123
Total	$27,591	$319,663	$(315,675)	$31,579
Year Ended December 31, 2023
Allowance for doubtful accounts	$10,513	$3,567	$(453)	$13,627
Reserve for sales returns and allowances	8,877	271,990	(272,739)	8,128
Reserve for unapplied rebates	5,103	8,181	(7,448)	5,836
Total	$24,493	$283,738	$(280,640)	$27,591
Year Ended December 31, 2022
Allowance for doubtful accounts	$7,828	$1,101	$1,584	$10,513
Reserve for sales returns and allowances	9,606	192,543	(193,272)	8,877
Reserve for unapplied rebates	3,281	6,107	(4,285)	5,103
Total	$20,715	$199,751	$(195,973)	$24,493
(1) Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.