Form 10-Q
period 2025-03-31
Crocs, Inc.
filed 2025-05-08
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 1, 2025, Crocs, Inc. had 56,074,561 shares of its common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$937,333	$938,633
Cost of sales	395,784	416,556
Gross profit	541,549	522,077
Selling, general and administrative expenses	318,575	295,648
Income from operations	222,974	226,429
Foreign currency gains (losses), net	4,873	(2,273)
Interest income	333	416
Interest expense	(22,766)	(30,563)
Other income (expense), net	(475)	20
Income before income taxes	204,939	194,029
Income tax expense	44,836	41,575
Net income	$160,103	$152,454
Net income per common share:
Basic	$2.85	$2.52
Diluted	$2.83	$2.50
Weighted average common shares outstanding:
Basic	56,110	60,564
Diluted	56,502	61,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$160,103	$152,454
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	23	426
Reclassification adjustment for realized losses on derivative instruments	(419)	(170)
Net increase (decrease) from derivatives designated as hedging instruments	(396)	256
Foreign currency translation gains (losses), net	29,968	(11,413)
Total comprehensive income, net of tax	$189,675	$141,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$166,460	$180,485
Accounts receivable, net of allowances of $26,837 and $31,579, respectively	445,705	257,657
Inventories	391,298	356,254
Income taxes receivable	4,513	4,046
Other receivables	19,703	22,204
Prepaid expenses and other assets	46,267	51,623
Total current assets	1,073,946	872,269
Property and equipment, net of accumulated depreciation of $167,129 and $153,455, respectively	245,814	244,335
Intangible assets, net of accumulated amortization of $166,861 and $161,042, respectively	1,772,981	1,777,080
Goodwill	711,557	711,491
Deferred tax assets, net	893,610	872,350
Restricted cash	3,277	3,193
Right-of-use assets	335,783	307,228
Other assets	29,148	24,207
Total assets	$5,066,116	$4,812,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,881	$264,901
Accrued expenses and other liabilities	247,048	298,068
Income taxes payable	135,574	108,688
Current operating lease liabilities	77,693	68,551
Total current liabilities	705,196	740,208
Deferred tax liabilities, net	1,212	4,086
Long-term income taxes payable	601,088	595,434
Long-term borrowings	1,481,725	1,349,339
Long-term operating lease liabilities	303,284	283,406
Other liabilities	4,018	3,948
Total liabilities	3,096,523	2,976,421
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.6 million and 110.4 million issued, 56.1 million and 56.5 million outstanding, respectively	111	110
Treasury stock, at cost, 54.6 million and 53.9 million shares, respectively	(2,518,065)	(2,453,473)
Additional paid-in capital	868,681	859,904
Retained earnings	3,721,939	3,561,836
Accumulated other comprehensive loss	(103,073)	(132,645)
Total stockholders’ equity	1,969,593	1,835,732
Total liabilities and stockholders’ equity	$5,066,116	$4,812,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	8,777	—	—	8,777
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	189	1	33	(3,310)	—	—	—	(3,309)
Repurchases of common stock, including excise tax	(607)	—	607	(61,282)	—	—	—	(61,282)
Net income	—	—	—	—	—	160,103	—	160,103
Other comprehensive income	—	—	—	—	—	—	29,572	29,572
Balance at March 31, 2025	56,057	$111	54,570	$(2,518,065)	$868,681	$3,721,939	$(103,073)	$1,969,593

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	7,582	—	—	7,582
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	201	—	47	(5,913)	166	—	—	(5,747)
Net income	—	—	—	—	—	152,454	—	152,454
Other comprehensive loss	—	—	—	—	—	—	(11,157)	(11,157)
Balance at March 31, 2024	60,696	$110	49,605	$(1,894,782)	$834,433	$2,764,219	$(106,925)	$1,597,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$160,103	$152,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,537	16,161
Operating lease cost	24,186	20,244
Share-based compensation	8,777	7,582
Asset impairment	—	24,081
Deferred taxes (1)	13,589	6,959
Other non-cash items (1)	(355)	4,991
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(183,607)	(179,899)
Inventories	(36,633)	(8,309)
Prepaid expenses and other assets	3,516	(7,843)
Accounts payable, accrued expenses and other liabilities	(71,094)	(62,563)
Right-of-use assets and operating lease liabilities	(23,901)	(20,265)
Income taxes	19,647	18,833
Cash used in operating activities	(67,235)	(27,574)
Cash flows from investing activities:
Purchases of property, equipment, and software	(15,375)	(15,750)
Cash used in investing activities	(15,375)	(15,750)
Cash flows from financing activities:
Proceeds from borrowings	195,000	78,156
Repayments of borrowings	(65,000)	(16,405)
Repurchases of common stock	(60,866)	—
Repurchases of common stock for tax withholding	(3,310)	(5,913)
Other (1)	—	(1,007)
Cash provided by financing activities	65,824	54,831
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,845	(1,582)
Net change in cash, cash equivalents, and restricted cash	(13,941)	9,925
Cash, cash equivalents, and restricted cash—beginning of period	183,678	153,097
Cash, cash equivalents, and restricted cash—end of period	$169,737	$163,022
(1) Amounts for the three months ended March 31, 2024 have been reclassified to conform to current period presentation.
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2025, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for interest	$26,838	$35,054
Cash paid for income taxes	13,964	18,122
Cash paid for operating leases	24,579	21,364

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$45,361	$15,386
Accrued purchases of property, equipment, and software	8,809	9,640

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Pillar Two Global Minimum Tax

The Organization for Economic Co-operation and Development (“OECD”) has released Pillar Two model rules introducing a 15% global minimum tax rate applied on a country-by-country basis for large multinational corporations. Various jurisdictions we operate in have enacted the legislation. There remains uncertainty as to the final Pillar Two rules as the OECD continues to release guidance and modifications to the rules. We are monitoring continuing development of these laws and the potential impact they will have on our Company. We do not anticipate the Pillar Two rules will have a significant impact on our 2025 consolidated financial statements.

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

Disaggregation of Income Statement Expenses

In November 2024, with subsequent clarification in January 2025, the FASB issued authoritative guidance related to the disclosure of disaggregation of income statement expenses. This guidance becomes effective for annual periods beginning after December 15, 2026 with early adoption permitted and should be applied on a retrospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

Other new pronouncements issued but not effective until after March 31, 2025 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$46,286	$81,265
Professional services	57,833	64,683
Fulfillment, freight, and duties	38,897	38,752
Return liabilities	27,128	34,255
Sales/use and value added taxes payable	27,080	17,330
Other	49,824	61,783
Total accrued expenses and other liabilities	$247,048	$298,068

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	March 31, 2025	December 31, 2024
	(in thousands)
Assets:
Right-of-use assets	$335,783	$307,228
Liabilities:
Current operating lease liabilities	$77,693	$68,551
Long-term operating lease liabilities	303,284	283,406
Total operating lease liabilities	$380,977	$351,957

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$24,186	$20,244
Short-term lease cost	2,960	4,798
Variable lease cost	5,589	7,363
Total lease costs	$32,735	$32,405

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2025 were 6.0 years and 6.5%, respectively. As of March 31, 2024, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.9 years and 6.2%, respectively.

During the three months ended March 31, 2024, we impaired our right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, as described in Note 5 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2025
(in thousands)
2025 (remainder of year)	$65,642
2026	88,174
2027	74,539
2028	62,169
2029	50,967
Thereafter	123,076
Total future minimum lease payments	464,567
Less: imputed interest	(83,590)
Total operating lease liabilities	$380,977

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2025 and December 31, 2024. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at March 31, 2025 and an insignificant asset and an insignificant liability at December 31, 2024. See Note 6 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at March 31, 2025 and December 31, 2024 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of March 31, 2025 and December 31, 2024 were:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$503,438	$500,000	$503,125
2029 Notes	350,000	325,983	350,000	323,780
2031 Notes	350,000	308,886	350,000	305,610
Revolving Facility	320,000	320,000	190,000	190,000

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Information technology systems impairment (1)	$—	$18,172
Right-of-use assets impairment (2)	—	5,909
Total asset impairments	$—	$24,081
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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2025 or December 31, 2024.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2025 and December 31, 2024. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash used in operating activities.’

As of March 31, 2025, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of March 31, 2025. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of income, which is consistent with the nature of the hedged transaction. During the three months ended March 31, 2025 and 2024, there was a gain of $0.6 million and a gain of $0.2 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of $0.1 million will be reclassified to our condensed consolidated statements of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets, were:

	March 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$821	$(437)	$2,691	$(3,433)
Hedged derivatives:
Cash flow foreign currency contracts	244	(364)	1,242	(856)
Total derivatives	1,065	(801)	3,933	(4,289)
Netting of counterparty contracts	(206)	206	(2,762)	2,762
Total derivatives, net of counterparty contracts	$859	$(595)	$1,171	$(1,527)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives
Euro	$1,861	$(89)	$49,833	$(1,303)
Singapore Dollar	33,056	501	31,524	(1,251)
British Pound Sterling	853	(51)	28,223	536
South Korean Won	12,666	320	9,274	655
Japanese Yen	6,656	(222)	5,510	289
Indian Rupee	1,457	(29)	494	8
Other currencies	20,277	(46)	24,613	324
Total non-hedged derivatives	76,826	384	149,471	(742)
Hedged derivatives:
Chinese Yuan	20,078	(179)	40,458	(553)
British Pound Sterling	14,608	(73)	23,678	(303)
Euro	6,222	(73)	17,246	628
South Korean Won	3,070	205	8,790	614
Total hedged derivatives	43,978	(120)	90,172	386
Total derivatives	$120,804	$264	$239,643	$(356)

Latest maturity date, non-hedged derivatives	April 2025		January 2025
Latest maturity date, hedged derivatives	October 2025		October 2025

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Foreign currency transaction gains (losses)	$4,749	$(1,420)
Foreign currency forward exchange contracts gains (losses)	124	(853)
Foreign currency gains (losses), net	$4,873	$(2,273)

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2025	December 31, 2024
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			320,000	190,000
Total face value of long-term borrowings				1,520,000	1,390,000
Less:
Unamortized issuance costs				38,275	40,661
Total long-term borrowings				$1,481,725	$1,349,339

At March 31, 2025 and December 31, 2024, $3.5 million and $10.2 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. Since that time, we have amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $1.0 billion, which can be increased by an additional $400.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, inclusive of a 0.10% SOFR adjustment, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and three-month interest periods, inclusive of a 0.10% SOFR adjustment. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At March 31, 2025, we had $320.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the

Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2025 and December 31, 2024, we had $679.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of March 31, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the three months ended March 31, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2025 and December 31, 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2025, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2025, we repurchased 0.6 million shares of our common stock at a cost of $60.9 million, including commissions. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock.

As of March 31, 2025 and December 31, 2024, we have an accrual recorded for the stock repurchase excise tax of $5.6 million and $5.1 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

On February 10, 2025, the Board of Directors (the “Board”) approved a $1.0 billion increase to our share repurchase authorization, after which approximately $1.3 billion remained available for future common stock repurchases. As of March 31, 2025, we had remaining authorization to repurchase $1.3 billion of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Crocs Brand:
North America:
Wholesale	$170,682	$180,337
Direct-to-consumer	197,835	202,576
Total North America (1)	368,517	382,913
International:
Wholesale	306,122	281,665
Direct-to-consumer	86,969	79,238
Total International	393,091	360,903
Total Crocs Brand	$761,608	$743,816

Crocs Brand:
Total Wholesale	$476,804	$462,002
Total Direct-to-consumer	284,804	281,814
Total Crocs Brand	761,608	743,816
HEYDUDE Brand:
Wholesale	110,693	134,753
Direct-to-consumer	65,032	60,064
Total HEYDUDE Brand (2)	175,725	194,817
Total consolidated revenues	$937,333	$938,633
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except effective tax rate)
Income before income taxes	$204,939	$194,029
Income tax expense	44,836	41,575
Effective tax rate	21.9%	21.4%

During the three months ended March 31, 2025, income tax expense increased $3.3 million compared to the same period in 2024. The effective tax rate for the three months ended March 31, 2025 was 21.9% compared to an effective tax rate of 21.4% for the same period in 2024, a 0.5% increase. This increase in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2025 and 2024 were:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Numerator:
Net income	$160,103	$152,454
Denominator:
Weighted average common shares outstanding - basic	56,110	60,564
Plus: Dilutive effect of stock options and unvested restricted stock units	392	490
Weighted average common shares outstanding - diluted	56,502	61,054

Net income per common share:
Basic	$2.85	$2.52
Diluted	$2.83	$2.50

In the three months ended March 31, 2025 and 2024, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2025, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $265.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Other

We are regularly subject to, and are currently undergoing, audits by various tax authorities in the U.S. and several foreign jurisdictions, including customs duties, import, and other taxes for prior tax years.

During our normal course of business, we may make certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain matters. We cannot determine a range of estimated future payments and have not recorded any liability for such payments in the accompanying condensed consolidated balance sheets.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Crocs Brand:
Revenues	$761,608	$743,816
Cost of sales	299,072	311,466
Selling, general and administrative expenses	188,892	168,226
Income from operations	273,644	264,124
HEYDUDE Brand:
Revenues	175,725	194,817
Cost of sales	93,822	104,884
Selling, general and administrative expenses	58,661	49,787
Income from operations	23,242	40,146
Total segment income from operations	$296,886	$304,270
Reconciliation of segment income from operations to income before income taxes:
Enterprise corporate costs	(73,912)	(77,841)
Foreign currency gains (losses), net	4,873	(2,273)
Interest income	333	416
Interest expense	(22,766)	(30,563)
Other income (expense), net	(475)	20
Income before income taxes	$204,939	$194,029

Depreciation and amortization: (1)
Crocs Brand	$9,166	$8,536
HEYDUDE Brand	5,559	4,216
Enterprise corporate	3,812	3,409
Total consolidated depreciation and amortization	$18,537	$16,161
(1) The amounts of depreciation and amortization disclosed by reportable segment and ‘Enterprise corporate’ are included within ‘Cost of sales’ and ‘Selling, general and administrative expenses.’

14. LEGAL PROCEEDINGS

On January 22, 2025, a putative class action lawsuit titled Carretta v. Crocs, Inc., et al., Case No. 1:25-cv-00096, was filed in the District Court for the District of Delaware against the Company and certain of its current officers. The complaint was filed on behalf of a purported class consisting of all purchasers of the Company’s common stock between November 3, 2022 and October 28, 2024, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. The complaint seeks unspecified damages, an award of costs and expenses, and other unspecified relief. On March 21, 2025, a second putative class action lawsuit titled Shah v. Crocs, Inc., et al., Case No. 1:25-cv-00356, was also filed in the District Court for the District of Delaware based on the same allegations as the Carretta complaint. Motions to consolidate the two actions are pending before the court. On April 22, 2025, the court entered the parties’ stipulation in which they agreed to confer on deadlines to file the amended complaint and motion to dismiss after the lead plaintiff is appointed. Briefing for motions to appoint a lead plaintiff is complete, but a lead plaintiff has not yet been appointed.

Four purported shareholders of the Company have filed derivative actions against certain of its current directors and officers, as well as the Company as a nominal defendant, alleging claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, insider trading, waste of corporate assets, abuse of control, and gross mismanagement related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. They seek damages and changes to the Company’s corporate governance structure. See James O’Connor v. Smach, et. al., C.A. No. 1:25-cv-00576 (D. Colo.); The Berger Trust v. Rees, et. al., C.A. No. 1:25-cv-00597 (D. Colo.); Sarabia v. Rees, et. al., C.A. No. 2025CV30069 (Dist. Ct. Broomfield Cnty., Colo.); Lesanto v. Bickley, et. al., C.A. No. 2025CV30071 (Dist. Ct. Broomfield Cnty., Colo.).

The Company and its directors and officers intend to vigorously defend these actions in all respects. The Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential loss, if any, from these actions at this time.

For legal claims and disputes, we have accrued estimated losses of $2.5 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of March 31, 2025. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of March 31, 2025, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates and inflation, among other things, and as a result, they are spending more unpredictably. In addition, geopolitical tensions have increased across the globe. In March 2025, the United States (“U.S.”) clarified no additional tariffs are due on goods from Mexico that qualify for preferential treatment under the United States-Mexico-Canada Agreement (“USMCA”). Our products currently qualify for USMCA preference, and as such, the additional tariff on imports from Mexico is not applicable to us. In April 2025, the U.S. imposed a minimum 10% tariff on most foreign imports into the U.S. and additional individualized reciprocal tariffs on imports from certain countries, including, most relevant to us, an additional 125% tariff on all imports from China for a total incremental tariff of 145% and an additional 46%, 32%, 26%, and 49% tariff on all imports from Vietnam, Indonesia, India, and Cambodia, respectively. As of the date of this Quarterly Report, implementation of the reciprocal tariffs, other than those levied on China, has been declared to be temporarily paused. We are continuing to monitor developments with respect to these policy changes and proposals, as well as exploring options to mitigate potential impacts of tariffs, including diversifying our sourcing mix, reducing product costs, and evaluating the potential for price increases. See the risk factor under “Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” in the section entitled “Risk Factors” under Item 1A in this report for additional information.
•We continue to invest in talent, marketing, digital, and retail to drive our strategic pillars, including awareness and relevance for our brands and iconic product, increased market share in our core markets, and product diversification into sandals, sneakers, and other key silhouettes. We also remain focused on launching and scaling digital marketplaces and selectively adding retail stores for both brands.
•Our liquidity position remains strong with $166.5 million in cash and cash equivalents and $694.4 million in available borrowing capacity as of March 31, 2025. Our total borrowings were $1.5 billion as of March 31, 2025. We repurchased $60.9 million of our common stock during the quarter.

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

Key Performance Indicators

Management utilizes the key performance metrics of gross margin and operating margin to gauge the Company’s operational efficiency and market competitiveness, identify trends, formulate financial projections, and make strategic decisions. Management continuously monitors and analyzes these metrics in an effort to ensure we remain agile, competitive, and aligned with our long-term growth objectives. The titles and/or definitions of certain of these metrics may vary from company to company. As a result, our calculation of certain of these metrics may not be comparable to similarly titled metrics used by other companies.

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

First Quarter 2025 Financial and Operational Highlights

Revenues were $937.3 million for the first quarter of 2025, a 0.1% decrease compared to the first quarter of 2024. The decrease was due to the net effects of: (i) lower average selling price on a constant currency basis (“ASP”) in the Crocs Brand, offset in part by higher ASP in the HEYDUDE Brand, which decreased revenues by $22.6 million, or 2.4%; (ii) net unfavorable changes in exchange rates, which decreased revenues by $14.3 million, or 1.5%; and (iii) higher unit sales volume in the Crocs Brand, partially offset by lower unit sales volume in the HEYDUDE Brand, which resulted in a net increase in revenues of $35.6 million, or 3.8%.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2025:

•We grew revenues in the Crocs Brand by 2.4%, or 4.2% on a constant currency basis, compared to the same period in 2024. HEYDUDE Brand revenues decreased 9.8%, or 9.5% on a constant currency basis.
•Gross margin was 57.8%, an increase of 220 basis points from last year’s first quarter. This was primarily due to lower product costs and favorable customer mix for the Crocs Brand.
•Selling, general and administrative expenses (“SG&A”) were $318.6 million compared to $295.6 million in the first quarter of 2024, primarily as a result of higher costs in the DTC channel. As a percent of revenues, SG&A increased to 34.0% of revenues compared to 31.5% of revenues in the first quarter of 2024.
•Income from operations decreased to $223.0 million from $226.4 million in last year’s first quarter. Net income was $160.1 million, or $2.83 per diluted share, compared to $152.5 million, or $2.50 per diluted share, in last year’s first quarter.

Results of Operations

	Three Months Ended March 31,			% Change Favorable (Unfavorable)
	2025	2024		Q1 2025-2024
	(in thousands, except per share, margin, and average selling price data)
Revenues	$937,333	$938,633		(0.1)%
Cost of sales	395,784	416,556		5.0%
Gross profit	541,549	522,077		3.7%
Selling, general and administrative expenses	318,575	295,648		(7.8)%
Income from operations	222,974	226,429		(1.5)%
Foreign currency gains (losses), net	4,873	(2,273)		314.4%
Interest income	333	416		(20.0)%
Interest expense	(22,766)	(30,563)		25.5%
Other income (expense), net	(475)	20		(2,475.0)%
Income before income taxes	204,939	194,029		5.6%
Income tax expense	44,836	41,575		(7.8)%
Net income	$160,103	$152,454		5.0%
Net income per common share:
Basic	$2.85	$2.52		13.1%
Diluted	$2.83	$2.50		13.2%

Gross margin (1)	57.8%	55.6%	220	bp
Operating margin (1)	23.8%	24.1%	(30)	bp
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2025	2024	Q1 2025-2024	Q1 2025-2024
	(in thousands)
Crocs Brand:
Wholesale	$476,804	$462,002	3.2%	5.3%
Direct-to-consumer	284,804	281,814	1.1%	2.5%
Total Crocs Brand	761,608	743,816	2.4%	4.2%
HEYDUDE Brand:
Wholesale	110,693	134,753	(17.9)%	(17.4)%
Direct-to-consumer	65,032	60,064	8.3%	8.3%
Total HEYDUDE Brand	175,725	194,817	(9.8)%	(9.5)%
Total consolidated revenues	$937,333	$938,633	(0.1)%	1.4%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended March 31, 2025, revenues slightly decreased compared to the same period in 2024, due in part to lower ASP in the Crocs Brand as a result of increased promotions and unfavorable product mix. This was partially offset by higher ASP in the HEYDUDE Brand from favorable channel mix toward DTC and favorable product mix, offset in part by unfavorable customer mix. Net unfavorable foreign currency fluctuations of $14.3 million, or 1.5%, primarily in the South

Korean Won, also decreased revenues. The overall decrease in revenues was partially offset by higher volume of $35.6 million, or 3.8%, driven by the Crocs Brand.

Gross margin. Gross margin increased in the three months ended March 31, 2025 to 57.8% compared to 55.6% in the same period in 2024, primarily driven by lower product costs of 150 basis points and favorable customer mix of 140 basis points, both related to the Crocs Brand. There were also several less significant drivers offsetting the overall increase to gross margin, including unfavorable channel mix and increased promotions for the Crocs Brand.

Selling, general and administrative expenses. SG&A increased $22.9 million, or 7.8%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by increases of $17.4 million in compensation costs, $14.0 million in marketing costs, $9.4 million in the DTC channel, including investments and variable costs, and net increases in other costs of $6.2 million. The overall increase in SG&A was partially offset by a prior year $18.2 million impairment charge for information technology systems related to the HEYDUDE integration and a prior year $5.9 million impairment charge related to our former warehouses in Las Vegas, Nevada and the Netherlands, both of which did not recur in the current year.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2025, we recognized realized and unrealized net foreign currency gains of $4.9 million compared to losses of $2.3 million during the three months ended March 31, 2024.

Interest expense. Interest expense during the three months ended March 31, 2025 decreased $7.8 million, or 25.5%, compared to the three months ended March 31, 2024. The decrease in interest expense for the three months ended March 31, 2025 was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) in the current year.

Income tax expense. During the three months ended March 31, 2025, income tax expense increased $3.3 million compared to the same period in 2024. The effective tax rate for the three months ended March 31, 2025 was 21.9% compared to an effective tax rate of 21.4% for the same period in 2024, a 0.5% increase. This increase in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2025	2024	Q1 2025-2024	Q1 2025-2024
	(in thousands)
Revenues:
Crocs Brand revenues	$761,608	$743,816	2.4%	4.2%
HEYDUDE Brand revenues	175,725	194,817	(9.8)%	(9.5)%
Total consolidated revenues	$937,333	$938,633	(0.1)%	1.4%

Income from operations:
Crocs Brand income from operations	$273,644	$264,124	3.6%	6.1%
HEYDUDE Brand income from operations	23,242	40,146	(42.1)%	(41.8)%
Enterprise corporate	(73,912)	(77,841)	5.0%	5.1%
Total consolidated income from operations	$222,974	$226,429	(1.5)%	1.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended March 31, 2025 compared to the same period in 2024, due to higher volume. The overall increase was partially offset by lower ASP, driven by increased promotions and unfavorable product mix. Net unfavorable foreign currency fluctuations, primarily in the South Korean Won, also decreased revenues.

Income from Operations. Income from operations for our Crocs Brand segment was $273.6 million for the three months ended March 31, 2025, an increase of $9.5 million, or 3.6%, compared to the same period in 2024. Gross margin was 60.7%, an increase of 260 basis points compared to prior year, driven primarily by lower product costs and favorable customer mix, partially offset by unfavorable channel mix and increased promotions.

SG&A for our Crocs Brand segment increased $20.7 million, or 12.3%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to higher costs in the DTC channel, including investments and variable costs, and increased investments in talent.

HEYDUDE Brand

Revenues. For the three months ended March 31, 2025, revenues decreased compared to 2024, primarily due to lower volume. This was offset in part by higher ASP, primarily due to favorable channel mix toward DTC and favorable product mix, partially offset by unfavorable customer mix.

Income from Operations. Income from operations for the HEYDUDE segment was $23.2 million for the three months ended March 31, 2025, a decrease of $16.9 million, or 42.1%, compared to 2024. Gross margin was 46.6%, an increase of 40 basis points.

SG&A for the HEYDUDE Brand segment increased $8.9 million, or 17.8%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to higher costs in the DTC channel, including investments and variable costs, and increased investments in marketing. The overall increase in SG&A was partially offset by prior year impairment costs related to our former HEYDUDE Brand warehouses in Las Vegas, Nevada, which did not recur in the current year.

Enterprise Corporate

During the three months ended March 31, 2025, total net costs within ‘Enterprise corporate’ decreased $3.9 million, or 5.0%, compared to the same period in 2024. This decrease was primarily due to a prior year impairment charge for information technology systems related to the HEYDUDE integration, which did not recur in the current year. The overall decrease was mostly offset by increased investment in talent, increased information technology costs, and net increases in other costs.

Store Locations

As of March 31, 2025, we had 393 company-operated retail locations for the Crocs Brand, inclusive of 187 retail locations in North America and 206 retail locations internationally. As of March 31, 2025, we had 54 company-operated retail locations for the HEYDUDE Brand. As of March 31, 2024, we had 349 company-operated retail locations for the Crocs Brand, inclusive of 170 retail locations in North America and 179 retail locations internationally. As of March 31, 2024, we had 19 company-operated retail locations for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2025 was:

March 31, 2025
(in thousands)
Cash and cash equivalents	$166,460
Available borrowings	694,416

As of March 31, 2025, we had $166.5 million in cash and cash equivalents and up to $694.4 million of available borrowings, including $679.4 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of March 31, 2025, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of March 31, 2025 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2025, we held $117.4 million of our total $166.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $117.4 million, an insignificant amount is currently restricted by local laws or otherwise.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. Since that time, we have amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $1.0 billion, which can be increased by an additional $400.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, inclusive of a 0.10% SOFR adjustment, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and three-month interest periods, inclusive of a 0.10% SOFR adjustment. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At March 31, 2025, we had $320.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2025 and December 31, 2024, we had $679.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of March 31, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the three months ended March 31, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2025 and December 31, 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2025, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	Favorable (Unfavorable)
	(in thousands)
Cash used in operating activities	$(67,235)	$(27,574)	$(39,661)	(143.8)%
Cash used in investing activities	(15,375)	(15,750)	375	2.4%
Cash provided by financing activities	65,824	54,831	10,993	20.0%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,845	(1,582)	4,427	279.8%
Net change in cash, cash equivalents, and restricted cash	$(13,941)	$9,925	$(23,866)	(240.5)%

Operating Activities. Cash used in operating activities consists of net income adjusted for noncash items and changes in working capital. Cash used in operating activities increased $39.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by lower net income, adjusted for non-cash items, of $7.7 million, and decreases in operating assets and liabilities of $32.0 million, primarily due to the change in inventories.

Investing Activities. There was a $0.4 million decrease in cash used in investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash provided by financing activities increased by $11.0 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in cash provided by financing activities was primarily due to an increase in proceeds from borrowings of $116.8 million. There was also a decrease of $2.6 million in repurchases of common stock for tax withholding and other increases in cash provided of $1.1 million. The overall increase in cash provided by financing activities was partially offset by an increase of $60.9 million in repurchases of common stock and an increase in repayments of borrowings of $48.6 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than borrowings and repayments on the Term Loan B Facility and Revolving Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2025, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2024.

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

As of March 31, 2025, we had borrowings with a face value of $1.5 billion, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of March 31, 2025. As of December 31, 2024, we had long-term borrowings with a face value of $1.4 billion and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $8.2 million based on the balances outstanding for these borrowings as of March 31, 2025.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended March 31, 2025 by $4.3 million and $1.0 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2025, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was $120.8 million. The fair value of these contracts at March 31, 2025 was an insignificant asset.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2025, a 10% appreciation in the value of the U.S. Dollar would result in a net decrease in the fair value of our derivative portfolio of $1.5 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the three months ended March 31, 2025 and 2024.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 14 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business.

We, similar to many other companies with overseas operations, source, import, and sell products in other countries that have been impacted, and could continue to be impacted, by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, trade restrictions, or economic sanctions). Such changes, which are out of our control, have the potential to adversely impact our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

For example, in April 2025, the United States (“U.S.”) has imposed a minimum 10% tariff on most foreign imports into the U.S. and additional individualized reciprocal tariffs on imports from certain countries, including, most relevant to us, an additional 125% tariff on all imports from China for a total incremental tariff of 145% and an additional 46%, 32%, 26%, and 49% tariff on all imports from Vietnam, Indonesia, India, and Cambodia, respectively. Other than imports from China, which represented approximately 22% of our sourcing to the U.S. during the three months ended March 31, 2025 and which we estimate to decrease on an average basis for the year ending December 31, 2025, these tariffs were subsequently suspended on April 9, 2025, for 90 days in order to facilitate negotiations and were superseded at that time by the additional 10% tariff. A predominant portion of the products we sell are originally manufactured in countries other than the U.S., such as Vietnam, Indonesia, China, India, and Cambodia. These tariffs will increase the cost of certain products and negatively impact our results of operations. Furthermore, we may not be able to increase prices for our products enough to offset tariffs, which could impact our margins. If we raise prices in response to tariffs, the demand for our products may go down, which could have a negative impact on our sales. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including the extent and duration of the tariffs and how other countries respond to the U.S. tariffs.

Other effects of these changes, including impacts on the price of raw materials, responsive or retaliatory actions from governments, such as retaliatory tariffs on imports into these countries from the U.S. and the opportunity for competitors not subject to such changes to establish a presence in markets where we participate, could also have significant impacts on our results of operations, though whether any of the foregoing actions will be taken remains unclear. The resulting effect on general economic conditions and on our business as a result of increases in prices for goods we import or our suppliers and vendors purchase to produce these items that we acquire through our supply chain are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products. We cannot predict what further action may be taken with respect to export restrictions, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business, financial condition and results of operations.

Furthermore, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations, and cash flows. For instance, the fair values of our goodwill and indefinite-lived intangible assets are sensitive to the aforementioned potential unfavorable changes, which could result in the recognition of an impairment charge should the fair values of these assets fall below the carrying values. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms, and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025	317,414	$104.61	317,414	$290,660,210
February 1 - 28, 2025	289,845	95.43	289,845	1,263,005,578
March 1 - 31, 2025	—	—	—	1,263,005,578
Total	607,259	$100.23	607,259	$1,263,005,578
(1) On February 10, 2025, the Board approved an increase to our existing common stock repurchase authorization program up to approximately $1.3 billion of our common stock. As of March 31, 2025, approximately $1.3 billion remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

During the three months ended March 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1		Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

4.2	†
Third Supplemental Indenture, dated January 29, 2025, by and among Crocs, Inc., Colorado Footwear Financial Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.9 to Crocs, Inc.’s Annual Report on Form 10-K filed on February 13, 2025).

4.3	†
Third Supplemental Indenture, dated January 29, 2025, by and among Crocs, Inc., Colorado Footwear Financial Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.10 to Crocs Inc.’s Annual Report on Form 10-K filed on February 13, 2025).

4.4†		Fourth Supplemental Indenture, dated February 28, 2025, by and among Crocs, Inc., Crocs Europe Financial B.V. and U.S. Bank Trust Company, National Association, as trustee.

4.5†		Fourth Supplemental Indenture, dated February 28, 2025, by and among Crocs, Inc., Crocs Europe Financial B.V. and U.S. Bank Trust Company, National Association, as trustee.

10.1*†		Employment Offer Letter dated May 10, 2023 between Crocs, Inc. and Tom Britt.

10.2*†		Employment Offer Letter dated February 16, 2024 between Crocs, Inc. and Terence Reilly.

31.1†		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†		XBRL Taxonomy Extension Schema Document.

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

CROCS, INC.

Date: May 8, 2025	By:	/s/ Susan Healy
		Name:	Susan Healy
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)