Form 10-Q
period 2025-06-30
Crocs, Inc.
filed 2025-08-07
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of July 31, 2025, Crocs, Inc. had 54,617,358 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,149,373	$1,111,502	$2,086,706	$2,050,135
Cost of sales	440,537	429,586	836,321	846,142
Gross profit	708,836	681,916	1,250,385	1,203,993
Selling, general and administrative expenses (1)	398,237	356,178	716,812	627,745
Asset impairments (1)	738,115	—	738,115	24,081
Income (loss) from operations	(427,516)	325,738	(204,542)	552,167
Foreign currency gains (losses), net	434	(1,323)	5,307	(3,596)
Interest income	371	1,126	704	1,542
Interest expense	(22,523)	(29,161)	(45,289)	(59,724)
Other income, net	627	45	152	65
Income (loss) before income taxes	(448,607)	296,425	(243,668)	490,454
Income tax expense	43,675	67,518	88,511	109,093
Net income (loss)	$(492,282)	$228,907	$(332,179)	$381,361
Net income (loss) per common share:
Basic	$(8.82)	$3.79	$(5.94)	$6.31
Diluted	$(8.82)	$3.77	$(5.94)	$6.26
Weighted average common shares outstanding:
Basic	55,783	60,320	55,946	60,442
Diluted	55,783	60,766	55,946	60,910
(1) Amounts for the three and six months ended June 30, 2025 have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(492,282)	$228,907	$(332,179)	$381,361
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(224)	269	(201)	694
Reclassification adjustment for realized (gains) losses on derivative instruments	184	(256)	(235)	(426)
Net increase (decrease) from derivatives designated as hedging instruments	(40)	13	(436)	268
Foreign currency translation gains (losses), net	67,965	(6,419)	97,933	(17,831)
Total comprehensive income (loss), net of tax	$(424,357)	$222,501	$(234,682)	$363,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$200,611	$180,485
Accounts receivable, net of allowances of $38,497 and $31,579, respectively	417,426	257,657
Inventories	405,136	356,254
Income taxes receivable	6,500	4,046
Other receivables	22,192	22,204
Prepaid expenses and other assets	49,942	51,623
Total current assets	1,101,807	872,269
Property and equipment, net of accumulated depreciation of $183,044 and $153,455, respectively	249,145	244,335
Intangible assets, net	1,335,462	1,777,080
Goodwill	404,695	711,491
Deferred tax assets, net	971,974	872,350
Restricted cash	3,570	3,193
Right-of-use assets	349,268	307,228
Other assets	34,645	24,207
Total assets	$4,450,566	$4,812,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,339	$264,901
Accrued expenses and other liabilities	272,571	298,068
Income taxes payable	96,021	108,688
Current operating lease liabilities	82,918	68,551
Total current liabilities	714,849	740,208
Deferred tax liabilities, net	1,139	4,086
Long-term income taxes payable	618,082	595,434
Long-term borrowings	1,379,112	1,349,339
Long-term operating lease liabilities	311,549	283,406
Other liabilities	4,698	3,948
Total liabilities	3,029,429	2,976,421
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.7 million and 110.4 million issued, 54.8 million and 56.5 million outstanding, respectively	111	110
Treasury stock, at cost, 55.9 million and 53.9 million shares, respectively	(2,653,423)	(2,453,473)
Additional paid-in capital	879,940	859,904
Retained earnings	3,229,657	3,561,836
Accumulated other comprehensive loss	(35,148)	(132,645)
Total stockholders’ equity	1,421,137	1,835,732
Total liabilities and stockholders’ equity	$4,450,566	$4,812,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	56,057	$111	54,570	$(2,518,065)	$868,681	$3,721,939	$(103,073)	$1,969,593
Share-based compensation	—	—	—	—	11,259	—	—	11,259
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	47	—	8	(794)	—	—	—	(794)
Repurchases of common stock, including excise tax	(1,303)	—	1,303	(134,564)	—	—	—	(134,564)
Net loss	—	—	—	—	—	(492,282)	—	(492,282)
Other comprehensive income	—	—	—	—	—	—	67,925	67,925
Balance at June 30, 2025	54,801	$111	55,881	$(2,653,423)	$879,940	$3,229,657	$(35,148)	$1,421,137

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	60,696	$110	49,605	$(1,894,782)	$834,433	$2,764,219	$(106,925)	$1,597,055
Share-based compensation	—	—	—	—	10,162	—	—	10,162
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	26	—	—	—	—	—	—	—
Repurchases of common stock, including excise tax	(1,170)	—	1,170	(176,507)	—	—	—	(176,507)
Net income	—	—	—	—	—	228,907	—	228,907
Other comprehensive loss	—	—	—	—	—	—	(6,406)	(6,406)
Balance at June 30, 2024	59,552	$110	50,775	$(2,071,289)	$844,595	$2,993,126	$(113,331)	$1,653,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	20,036	—	—	20,036
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	236	1	41	(4,104)	—	—	—	(4,103)
Repurchases of common stock, including excise tax	(1,910)	—	1,910	(195,846)	—	—	—	(195,846)
Net loss	—	—	—	—	—	(332,179)	—	(332,179)
Other comprehensive income	—	—	—	—	—	—	97,497	97,497
Balance at June 30, 2025	54,801	$111	55,881	$(2,653,423)	$879,940	$3,229,657	$(35,148)	$1,421,137

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	17,744	—	—	17,744
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	227	—	47	(5,913)	166	—	—	(5,747)
Repurchases of common stock, including excise tax	(1,170)	—	1,170	(176,507)	—	—	—	(176,507)
Net income	—	—	—	—	—	381,361	—	381,361
Other comprehensive loss	—	—	—	—	—	—	(17,563)	(17,563)
Balance at June 30, 2024	59,552	$110	50,775	$(2,071,289)	$844,595	$2,993,126	$(113,331)	$1,653,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(332,179)	$381,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,011	33,705
Operating lease cost	49,738	40,654
Share-based compensation	20,036	17,744
Asset impairment	738,115	24,081
Deferred taxes (1)	13,956	6,959
Other non-cash items (1)	8,428	11,558
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(147,242)	(119,159)
Inventories	(49,824)	5,172
Prepaid expenses and other assets	(12,160)	2,247
Accounts payable, accrued expenses and other liabilities	(26,467)	(19,034)
Right-of-use assets and operating lease liabilities	(49,821)	(42,069)
Income taxes	(32,026)	30,443
Cash provided by operating activities	218,565	373,662
Cash flows from investing activities:
Purchases of property, equipment, and software	(31,946)	(32,806)
Cash used in investing activities	(31,946)	(32,806)
Cash flows from financing activities:
Proceeds from borrowings	539,000	78,156
Repayments of borrowings	(514,000)	(216,405)
Repurchases of common stock, including excise tax	(194,137)	(175,011)
Repurchases of common stock for tax withholding	(4,104)	(5,913)
Other (1)	—	(1,005)
Cash used in financing activities	(173,241)	(320,178)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,125	(2,747)
Net change in cash, cash equivalents, and restricted cash	20,503	17,931
Cash, cash equivalents, and restricted cash—beginning of period	183,678	153,097
Cash, cash equivalents, and restricted cash—end of period	$204,181	$171,028
(1) Amounts for the six months ended June 30, 2024, have been reclassified to conform to current period presentation.
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

Our reportable operating segments include: (i) the Crocs Brand and (ii) the HEYDUDE Brand. See Note 14 — Operating Segments for additional information.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2025, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of operations and condensed consolidated statements of cash flows to conform to current period presentation.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash paid for interest	$39,393	$54,708
Cash paid for income taxes	108,582	71,829
Cash paid for operating leases	49,986	43,226

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$74,753	$50,423
Accrued purchases of property, equipment, and software	5,338	9,589

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

Income Taxes: Improvements to Income Tax Disclosure

In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the disclosure of rate reconciliation and income taxes paid. This guidance becomes effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, with subsequent clarification in January 2025, the FASB issued authoritative guidance related to the disclosure of disaggregation of income statement expenses. This guidance becomes effective for annual periods beginning after December 15, 2026, with early adoption permitted, and should be applied on a prospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2025, are not expected to have a material impact on our condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS, NET

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. Any impairment recorded is reflected as a non-cash adjustment to net income (loss) within cash flows from operating activities in the condensed consolidated statements of cash flows. During the three months ended June 30, 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. The triggering event was due to downward revisions during the three months ended June 30, 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believe it will now take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the three months ended June 30, 2025. As a result, we completed quantitative assessments for the trademark and the reporting unit goodwill in the three months ended June 30, 2025. There was no triggering event or impairment recorded during the three and six months ended June 30, 2024.

For the quantitative assessments, we compared the estimated fair values of the trademark and reporting unit with their respective carrying values. If the carrying value of the trademark or reporting unit exceeded the estimated fair value, an impairment charge was recorded. The quantitative assessments for the trademark and reporting unit goodwill were performed by management with the assistance of third-party valuation specialists.

The quantitative assessment of the trademark was performed using the Multi-Period Excess Earnings approach. The primary assumptions developed by management and used in the assessment included annual revenue growth rates averaging approximately 8%, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins averaging approximately 20%, and a market-based discount rate of 15.0%, which was based on, most significantly, a risk-free rate of return, an equity market risk premium, and a company-specific risk premium. The estimated fair value of the trademark did not exceed its carrying value. In the three months ended June 30, 2025, we recorded an impairment charge of $430.0 million within ‘Asset impairments’ in our condensed consolidated statements of operations related to the trademark, after which the estimated fair value equaled its carrying value. This impairment charge reflects lower than previously expected annual revenue growth rates and EBITDA as well as increases in market-based discount rates, specifically the risk-free rate of return, when compared to those used in our most recent annual impairment test completed in the fourth quarter of 2024.

We performed the quantitative assessment for the reporting unit goodwill using the discounted cash flow method. The primary assumptions developed by management and used in the assessment included annual revenue growth rates, projected EBITDA margins, and a market-based discount rate, which was based on, most significantly, a risk-free rate of return, an equity market risk premium, and a company-specific risk premium. The estimated fair value of the reporting unit goodwill did not exceed its carrying value. In the three months ended June 30, 2025, we recorded an impairment charge of $307.0 million within ‘Asset impairments’ in our condensed consolidated statements of operations related to the reporting unit goodwill, after which the estimated fair value equaled its carrying value. This impairment charge reflects lower than previously expected annual revenue growth rates and EBITDA as well as increases in market-based discount rates, specifically the risk-free rate of return, when compared to those used in our most recent annual impairment test completed in the fourth quarter of 2024.

The changes in goodwill for the six months ended June 30, 2025 were:

	Goodwill
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Gross goodwill at December 31, 2024	$2,226	$710,034	$712,260
Accumulated impairment	(769)	—	(769)
Net goodwill at December 31, 2024	1,457	710,034	711,491

Changes during the six months ended June 30, 2025:
Foreign currency translation	204	—	204
Impairment	—	(307,000)	(307,000)

Gross goodwill at June 30, 2025	2,430	710,034	712,464
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at June 30, 2025	$1,661	$403,034	$404,695

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	June 30, 2025				December 31, 2024
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$146,433	$(122,036)	$—	$24,397	$139,569	$(117,001)	$22,568
Customer relationships	210,000	(47,250)	—	162,750	210,000	(40,250)	169,750
Patents, copyrights, and trademarks	9,649	(3,925)	—	5,724	4,916	(3,791)	1,125
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	(430,000)	1,140,000	1,570,000	—	1,570,000
In progress	1,706	—	—	1,706	12,644	—	12,644
Other	885	—	—	885	993	—	993
Total	$1,938,673	$(173,211)	$(430,000)	$1,335,462	$1,938,122	$(161,042)	$1,777,080

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$53,758	$81,265
Professional services	56,255	64,683
Fulfillment, freight, and duties	37,357	38,752
Return liabilities	34,685	34,255
Sales/use and value added taxes payable	34,772	17,330
Other	55,744	61,783
Total accrued expenses and other liabilities	$272,571	$298,068

5. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2025	December 31, 2024
	(in thousands)
Assets:
Right-of-use assets	$349,268	$307,228
Liabilities:
Current operating lease liabilities	$82,918	$68,551
Long-term operating lease liabilities	311,549	283,406
Total operating lease liabilities	$394,467	$351,957

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$25,552	$20,409	$49,738	$40,654
Short-term lease cost	3,432	5,214	6,392	10,013
Variable lease cost	15,894	15,944	21,483	23,307
Total lease costs	$44,878	$41,567	$77,613	$73,974

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2025, was 5.8 years and 6.6%, respectively. As of June 30, 2024, the weighted average remaining lease term and discount rate related to our lease liabilities was 6.6 years and 6.3%, respectively.

During the six months ended June 30, 2024, we impaired our right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, as described in Note 6 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2025
(in thousands)
2025 (remainder of year)	$44,608
2026	98,519
2027	82,940
2028	67,301
2029	54,949
Thereafter	129,500
Total future minimum lease payments	477,817
Less: imputed interest	(83,350)
Total operating lease liabilities	$394,467

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2025 and December 31, 2024. The fair values of our derivative instruments were an insignificant asset and insignificant liability at June 30, 2025 and an insignificant asset and an insignificant liability at December 31, 2024. See Note 7 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at

June 30, 2025 and December 31, 2024 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of June 30, 2025 and December 31, 2024 were:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$503,438	$500,000	$503,125
2029 Notes	350,000	334,128	350,000	323,780
2031 Notes	350,000	316,120	350,000	305,610
Revolving Facility	215,000	215,000	190,000	190,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Asset impairments’ in our condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Indefinite-lived trademark impairment (1)	$430,000	$—	$430,000	$—
Goodwill impairment (1)	307,000	—	307,000	—
Information technology systems impairment (2)	1,115	—	1,115	18,172
Right-of-use assets impairment (3)	—	—	—	5,909
Total asset impairments	$738,115	$—	$738,115	$24,081
(1) During the three months ended June 30, 2025, we recognized impairment charges of $430.0 million and $307.0 million related to our indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, respectively. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.
(2) During the three months ended June 30, 2025, we recognized an impairment of $1.1 million related to the discontinuation of an information technology project. During the six months ended June 30, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(3) During the six months ended June 30, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of June 30, 2025 or December 31, 2024.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2025 and December 31, 2024. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of June 30, 2025, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of June 30, 2025. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of operations, which is consistent with the nature of the hedged transaction. During the three and six months ended June 30, 2025, there was a loss of $0.2 million and a gain of $0.3 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the three and six months ended June 30, 2024, there was a gain of $0.3 million and $0.6 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of $0.2 million will be reclassified to our condensed consolidated statements of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets, were:

	June 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$804	$(1,082)	$2,691	$(3,433)
Hedged derivatives:
Cash flow foreign currency contracts	92	(265)	1,242	(856)
Total derivatives	896	(1,347)	3,933	(4,289)
Netting of counterparty contracts	(676)	676	(2,762)	2,762
Total derivatives, net of counterparty contracts	$220	$(671)	$1,171	$(1,527)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives
Euro	$7,855	$(171)	$49,833	$(1,303)
Singapore Dollar	22,506	493	31,524	(1,251)
British Pound Sterling	1,339	35	28,223	536
South Korean Won	18,295	(836)	9,274	655
Japanese Yen	7,516	220	5,510	289
Indian Rupee	2,493	3	494	8
Other currencies	8,990	(21)	24,613	324
Total non-hedged derivatives	68,994	(277)	149,471	(742)
Hedged derivatives:
Chinese Yuan	8,952	(13)	40,458	(553)
British Pound Sterling	5,351	92	23,678	(303)
Euro	2,207	(236)	17,246	628
South Korean Won	641	(17)	8,790	614
Total hedged derivatives	17,151	(174)	90,172	386
Total derivatives	$86,145	$(451)	$239,643	$(356)

Latest maturity date, non-hedged derivatives	July 2025		January 2025
Latest maturity date, hedged derivatives	October 2025		October 2025

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Foreign currency transaction gains (losses)	$612	$(1,513)	$5,361	$(2,933)
Foreign currency forward exchange contracts gains (losses)	(178)	190	(54)	(663)
Foreign currency gains (losses), net	$434	$(1,323)	$5,307	$(3,596)

8. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2025	December 31, 2024
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			215,000	190,000
Total face value of long-term borrowings				1,415,000	1,390,000
Less:
Unamortized issuance costs				35,888	40,661
Total long-term borrowings				$1,379,112	$1,349,339

At June 30, 2025, and December 31, 2024, $10.8 million and $10.2 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022, through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024, and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At June 30, 2025, we had $215.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2025 and December 31, 2024, we had $784.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the HEYDUDE acquisition, which was amended on August 8, 2023, (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

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

As of June 30, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the six months ended June 30, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2025 and December 31, 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Company had or will have, as applicable, the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company also had the option to redeem some or all of the 2029 Notes at any time before March 15, 2024, at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company will have the option to redeem all or any portion of the 2031 Notes, at once or over time, at any time on or after August 15, 2026, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2031 Notes at any time before August 15, 2026, at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before August 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2031 Notes at a redemption price of 104.125% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2025, we were in compliance with all financial covenants under the Notes.

9. COMMON STOCK REPURCHASE PROGRAM

During the three months ended June 30, 2025, we repurchased 1.3 million shares of our common stock at a cost of $133.2 million, including commissions. During the six months ended June 30, 2025, we repurchased 1.9 million shares of our common stock at a cost of $194.1 million, including commissions. During the three and six months ended June 30, 2024, we repurchased 1.2 million shares of our common stock at a cost of $175.0 million, including commissions.

As of June 30, 2025, and December 31, 2024, we had an accrual recorded for the stock repurchase excise tax of $1.7 million and $5.1 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

As of June 30, 2025, we had remaining authorization to repurchase $1.1 billion of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

10. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Crocs Brand:
North America:
Wholesale	$166,528	$173,987	$337,210	$354,325
Direct-to-consumer	290,602	314,728	488,437	517,304
Total North America (1)	457,130	488,715	825,647	871,629
International:
Wholesale	298,151	261,294	604,274	542,959
Direct-to-consumer	204,309	163,980	291,278	243,218
Total International	502,460	425,274	895,552	786,177
Total Crocs Brand	$959,590	$913,989	$1,721,199	$1,657,806

Crocs Brand:
Total Wholesale	$464,679	$435,281	$941,484	$897,284
Total Direct-to-consumer	494,911	478,708	779,715	760,522
Total Crocs Brand	959,590	913,989	1,721,199	1,657,806
HEYDUDE Brand:
Wholesale	99,760	113,829	210,453	248,582
Direct-to-consumer	90,023	83,684	155,054	143,747
Total HEYDUDE Brand (2)	189,783	197,513	365,507	392,329
Total consolidated revenues	$1,149,373	$1,111,502	$2,086,706	$2,050,135
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$(448,607)	$296,425	$(243,668)	$490,454
Income tax expense	43,675	67,518	88,511	109,093
Effective tax rate	(9.7)%	22.8%	(36.3)%	22.2%

During the three months ended June 30, 2025, income tax expense decreased $23.8 million compared to the same period in 2024. The effective tax rate for the three months ended June 30, 2025 was (9.7)% compared to an effective tax rate of 22.8% for the same period in 2024, a 32.5% decrease. The effective tax rate was impacted by the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the three months ended June 30, 2025, which are not deductible for tax purposes. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2025, income tax expense decreased $20.6 million compared to the same period in 2024. The effective tax rate for the six months ended June 30, 2025 was (36.3)% compared to an effective tax rate of 22.2% for the same period in 2024, a 58.5% decrease. The effective tax rate was impacted by the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the six months ended June 30, 2025, which are not deductible for tax purposes. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Pillar Two Global Minimum Tax

The Organization for Economic Co-operation and Development (“OECD”) has released Pillar Two model rules introducing a 15% global minimum tax rate applied on a country-by-country basis for large multinational corporations. Various jurisdictions we operate in have enacted the legislation. There remains uncertainty as to the final Pillar Two rules as the OECD continues to release guidance and modifications to the rules. In June 2025, the U.S. Treasury Secretary and G7 countries announced their intent to work towards an agreement to exclude U.S. parented companies from the scope of Pillar Two taxes, specifically the Income Inclusion Rule and Under taxed Profits Rule. The details of the new agreement have not been finalized, but the announced change would significantly reduce the scope of Pillar Two rules. We are monitoring continuing development of these laws and the potential impact they will have on our Company. We do not anticipate the Pillar Two rules will have a significant impact on our 2025 consolidated financial statements.

H.R.1 Tax Act Bill

On July 4, 2025, H.R.1. was signed into law, amending and extending several provisions of the 2017 Tax Cuts and Jobs Act. Key changes relevant to the Company include the reinstatement of 100% bonus depreciation, the deductibility of domestic R&D expenses, and modifications to international provisions. The new law became effective after the current period closed. The Company is currently assessing the impact of these changes, which generally take effect in 2025 and 2026.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2025 and 2024, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(492,282)	$228,907	$(332,179)	$381,361
Denominator:
Weighted average common shares outstanding - basic	55,783	60,320	55,946	60,442
Plus: Dilutive effect of stock options and unvested restricted stock units	—	446	—	468
Weighted average common shares outstanding - diluted	55,783	60,766	55,946	60,910

Net income (loss) per common share:
Basic	$(8.82)	$3.79	$(5.94)	$6.31
Diluted	$(8.82)	$3.77	$(5.94)	$6.26

In the three and six months ended June 30, 2025, 0.5 million outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS. In the three and six months ended June 30, 2024, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2025, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $195.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Crocs Brand:
Revenues	$959,590	$913,989	$1,721,199	$1,657,806
Cost of sales	344,820	327,698	643,892	639,166
Selling, general and administrative expenses	256,415	230,759	445,307	398,983
Income from operations	358,355	355,532	632,000	619,657
HEYDUDE Brand:
Revenues	189,783	197,513	$365,507	$392,329
Cost of sales	94,448	100,536	$188,271	$205,421
Selling, general and administrative expenses	64,279	54,610	$122,939	$98,954
Asset impairments	737,000	—	$737,000	$5,441
Income (loss) from operations	(705,944)	42,367	$(682,703)	$82,513
Total segment income (loss) from operations	$(347,589)	$397,899	$(50,703)	$702,170
Reconciliation of segment income (loss) from operations to income (loss) before income taxes:
Enterprise corporate costs	$(79,927)	$(72,161)	$(153,839)	$(150,003)
Foreign currency gains (losses), net	434	(1,323)	5,307	(3,596)
Interest income	371	1,126	704	1,542
Interest expense	(22,523)	(29,161)	(45,289)	(59,724)
Other income, net	627	45	152	65
Income (loss) before income taxes	$(448,607)	$296,425	$(243,668)	$490,454

Depreciation and amortization: (1)
Crocs Brand	$9,839	$8,861	$19,005	$17,397
HEYDUDE Brand	5,632	4,542	11,191	8,758
Enterprise corporate	4,003	4,141	7,815	7,550
Total consolidated depreciation and amortization	$19,474	$17,544	$38,011	$33,705
(1) The amounts of depreciation and amortization disclosed by reportable segment and ‘Enterprise corporate’ are included within ‘Cost of sales’ and ‘Selling, general and administrative expenses.’

15. LEGAL PROCEEDINGS

On January 22, 2025, a putative class action lawsuit titled Carretta v. Crocs, Inc., et al., Case No. 1:25-cv-00096, was filed in the District Court for the District of Delaware against the Company and certain of its current officers. The complaint was filed on behalf of a purported class consisting of all purchasers of the Company’s common stock between November 3, 2022, and October 28, 2024, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. The complaint seeks unspecified damages, an award of costs and expenses, and other unspecified relief. On March 21, 2025, a second putative class action lawsuit titled Shah v. Crocs, Inc., et al., Case No. 1:25-cv-00356, was also filed in the District Court for the District of Delaware based on the same allegations as the Carretta complaint. Motions to consolidate the two actions are pending before the court. On April 22, 2025, the court entered the parties’ stipulation in which they agreed to confer on deadlines to file the amended complaint and motion to dismiss after the lead plaintiff is appointed. Briefing for motions to appoint a lead plaintiff is complete, but a lead plaintiff has not yet been appointed.

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

For legal claims and disputes, we have accrued estimated losses of $2.0 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2025. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2025, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates, inflation, and future expected price increases, among other things, and as a result, there is more pressure on discretionary spending. Given this, our wholesale partners are also acting cautiously. In addition, geopolitical tensions have increased across the globe. In 2025, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, most relevant to us, a total tariff of 20%, 30%, 19%, 50%, and 19% on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively. We are continuing to monitor developments with respect to these policy changes and proposals. We have begun to mitigate the potential impacts of tariffs and the resulting effect on the consumer, including diversifying our sourcing mix, refining our cost structure, and implementing select price increases. See the risk factor under “Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” in the section entitled “Risk Factors” under Item 1A in this report for additional information. For the Crocs Brand, we began reducing promotional activity during the three months ended June 30, 2025, which will protect brand health and profitability.
•We completed quantitative assessments for the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the three months ended June 30, 2025 as a result of a triggering event. The triggering event was due to downward revisions to our internal HEYDUDE Brand forecast, as a result of the extended time we believe it will now take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the three months ended June 30, 2025. We recognized non-cash impairment charges of $430.0 million related to the indefinite-lived HEYDUDE trademark and $307.0 million related to our HEYDUDE Brand reporting unit goodwill during the three months ended June 30, 2025. See Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q and the risk factor under “Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” in the section entitled “Risk Factors” under Item 1A in this report for additional information.
•Our liquidity position remains strong with $200.6 million in cash and cash equivalents and $799.4 million in available borrowing capacity as of June 30, 2025. Our total borrowings were $1.4 billion as of June 30, 2025. We repurchased $133.2 million of our common stock during the quarter.

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

Second Quarter 2025 Financial and Operational Highlights

Revenues were $1,149.4 million for the second quarter of 2025, a 3.4% increase compared to the second quarter of 2024. The increase was due to the net effects of: (i) higher unit sales volume in the Crocs Brand, partially offset by lower unit sales volume in the HEYDUDE Brand, which resulted in a net increase in revenues of $36.6 million, or 3.3%; (ii) net favorable changes in exchange rates, which increased revenues by $7.4 million, or 0.7%; and (iii) lower average selling price on a constant currency basis (“ASP”) driven by the Crocs Brand, partially offset by higher ASP in the HEYDUDE Brand, which decreased revenues by $6.2 million, or 0.6%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2025:

•We grew revenues in the Crocs Brand by 5.0%, or 4.2% on a constant currency basis, compared to the same period in 2024. HEYDUDE Brand revenues decreased 3.9%, or 4.2% on a constant currency basis.
•Gross margin was 61.7%, an increase of 30 basis points from last year’s second quarter, primarily due to reduced discounting in the Crocs Brand.
•Selling, general and administrative expenses (“SG&A”) were $398.2 million compared to $356.2 million in the second quarter of 2024, primarily as a result of increased investment in marketing and higher costs in the DTC channel. As a percent of revenues, SG&A increased to 34.6% of revenues compared to 32.0% of revenues in the second quarter of 2024.
•Asset impairments were $738.1 million, primarily driven by the partial impairment of the HEYDUDE indefinite-lived trademark and HEYDUDE Brand reporting unit goodwill. Refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
•Income (loss) from operations decreased to a loss from operations of $427.5 million from income from operations of $325.7 million in last year’s second quarter. Net loss was $492.3 million, or net loss per diluted share of $8.82, compared to net income of $228.9 million, or net income per diluted share of $3.77, in last year’s second quarter. The loss from operations is due to asset impairments, as described above.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024	2025	2024		Q2 2025-2024		YTD 2025-2024
	(in thousands, except per share, margin, and average selling price data)
Revenues	$1,149,373	$1,111,502	$2,086,706	$2,050,135		3.4%		1.8%
Cost of sales	440,537	429,586	836,321	846,142		(2.5)%		1.2%
Gross profit	708,836	681,916	1,250,385	1,203,993		3.9%		3.9%
Selling, general and administrative expenses	398,237	356,178	716,812	627,745		(11.8)%		(14.2)%
Asset impairments	738,115	—	738,115	24,081		(100.0)%		(2,965.1)%
Income (loss) from operations	(427,516)	325,738	(204,542)	552,167		(231.2)%		(137.0)%
Foreign currency gains (losses), net	434	(1,323)	5,307	(3,596)		132.8%		247.6%
Interest income	371	1,126	704	1,542		(67.1)%		(54.3)%
Interest expense	(22,523)	(29,161)	(45,289)	(59,724)		22.8%		24.2%
Other income, net	627	45	152	65		1,293.3%		133.8%
Income (loss) before income taxes	(448,607)	296,425	(243,668)	490,454		(251.3)%		(149.7)%
Income tax expense	43,675	67,518	88,511	109,093		35.3%		18.9%
Net income (loss)	$(492,282)	$228,907	$(332,179)	$381,361		(315.1)%		(187.1)%
Net income (loss) per common share:
Basic	$(8.82)	$3.79	$(5.94)	$6.31		(332.7)%		(194.1)%
Diluted	$(8.82)	$3.77	$(5.94)	$6.26		(334.0)%		(194.9)%

Gross margin (1)	61.7%	61.4%	59.9%	58.7%	30	bp	120	bp
Operating margin (1)	(37.2)%	29.3%	(9.8)%	26.9%	(6,650)	bp	(3,670)	bp
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2025	2024	2025	2024	Q2 2025-2024	YTD 2025-2024	Q2 2025-2024	YTD 2025-2024
	(in thousands)
Crocs Brand:
Wholesale	$464,679	$435,281	$941,484	$897,284	6.8%	4.9%	5.9%	5.6%
Direct-to-consumer	494,911	478,708	779,715	760,522	3.4%	2.5%	2.7%	2.6%
Total Crocs Brand	959,590	913,989	1,721,199	1,657,806	5.0%	3.8%	4.2%	4.2%
HEYDUDE Brand:
Wholesale	99,760	113,829	210,453	248,582	(12.4)%	(15.3)%	(12.8)%	(15.2)%
Direct-to-consumer	90,023	83,684	155,054	143,747	7.6%	7.9%	7.5%	7.8%
Total HEYDUDE Brand	189,783	197,513	365,507	392,329	(3.9)%	(6.8)%	(4.2)%	(6.8)%
Total consolidated revenues	$1,149,373	$1,111,502	$2,086,706	$2,050,135	3.4%	1.8%	2.7%	2.1%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended June 30, 2025, revenues increased compared to the same period in 2024, primarily due to higher volume of $36.6 million, or 3.3%, driven by the Crocs Brand, partially offset by lower volume in the HEYDUDE Brand. Net favorable foreign currency fluctuations of $7.4 million, or 0.7%, primarily in the Euro, also increased revenues. The overall increase in revenues was offset in part by lower ASP of $6.2 million, or 0.6%, driven by unfavorable product mix in both brands, partially offset by favorable channel mix in the HEYDUDE Brand and reduced discounting in the Crocs Brand.

Revenues also increased in the six months ended June 30, 2025, primarily due to higher volume of $72.3 million, or 3.5%, driven by the Crocs Brand, partially offset by lower volume in the HEYDUDE Brand. Lower ASP of $28.8 million, or 1.4%, decreased the overall increase in revenues, mainly due to increased discounting in the Crocs Brand. This was offset in part by favorable product mix in the Crocs Brand and favorable channel mix in the HEYDUDE Brand. Net unfavorable foreign currency fluctuations of $6.9 million, or 0.3%, primarily in the South Korean Won and Brazilian Real, also decreased revenues.

Gross margin. Gross margin increased in the three months ended June 30, 2025, to 61.7% compared to 61.4% in the same period in 2024, primarily due to reduced discounting in the Crocs Brand of 30 basis points.

Gross margin in the six months ended June 30, 2025, was 59.9% compared to 58.7% in 2024. This was primarily driven by favorable customer mix of 40 basis points and favorable product mix of 20 basis points, both in the Crocs Brand. Favorable brand mix of 20 basis points also increased gross margin.

Selling, general and administrative expenses. SG&A increased $42.1 million, or 11.8%, in the three months ended June 30, 2025, compared to the same period in 2024, driven by increased investment in talent of $17.5 million, higher DTC costs, including investments and variable costs, of $14.2 million, increased investment in marketing of $10.2 million, and net increases in other costs of $0.2 million.

SG&A expenses increased $89.1 million, or 14.2%, during the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by increased investment in talent and marketing of $34.8 million and $24.2 million, respectively, higher DTC costs, including investments and variable costs, of $23.6 million, and net increases in other costs of $6.5 million.

Asset impairments. Asset impairments were $738.1 million during the three months ended June 30, 2025, primarily due to a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. The triggering event was due to downward revisions during the three months ended June 30, 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believe it will now take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the three months ended June 30, 2025. As a result, we completed quantitative assessments for the trademark and the reporting unit goodwill in the three months ended June 30, 2025, which resulted in non-cash impairment charges of $430.0 million for the trademark and $307.0 million for HEYDUDE Brand reporting unit goodwill. For additional information, refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Asset impairments increased $714.0 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to non-cash impairment charges in the current year of $430.0 million related to the indefinite-lived HEYDUDE trademark and $307.0 million for HEYDUDE Brand reporting unit goodwill, as described above. The increase in asset impairments was partially offset by prior year non-cash impairment charges of $18.2 million for information technology systems related to the HEYDUDE integration, $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands, none of which recurred in the current year.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2025, we recognized realized and unrealized net foreign currency gains of $0.4 million compared to losses of $1.3 million during the three months ended June 30, 2024.

During the six months ended June 30, 2025, we recognized realized and unrealized net foreign currency gains of $5.3 million compared to losses of $3.6 million during the six months ended June 30, 2024.

Interest expense. Interest expense during the three months ended June 30, 2025, decreased $6.6 million, or 22.8%, compared to the three months ended June 30, 2024. Interest expense during the six months ended June 30, 2025, decreased $14.4 million, or 24.2%, compared to the six months ended June 30, 2024. The decrease in interest expense for the three and six months ended June 30, 2025, was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) and the Revolving Facility (as defined herein) in the current year.

Income tax expense. During the three months ended June 30, 2025, income tax expense decreased $23.8 million compared to the same period in 2024. The effective tax rate for the three months ended June 30, 2025, was (9.7)% compared to an effective tax rate of 22.8% for the same period in 2024, a 32.5% decrease. The effective tax rate was impacted by the HEYDUDE impairments in 2025, as described above, which are not deductible for tax purposes. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2025, income tax expense decreased $20.6 million compared to the same period in 2024. The effective tax rate for the six months ended June 30, 2025 was (36.3)% compared to an effective tax rate of 22.2% for the same period in 2024, a 58.5% decrease. The effective tax rate was impacted by the HEYDUDE impairments in 2025, as described above, which are not deductible for tax purposes. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2025	2024	2025	2024	Q2 2025-2024	YTD 2025-2024	Q2 2025-2024	YTD 2025-2024
	(in thousands)
Revenues:
Crocs Brand revenues	$959,590	$913,989	$1,721,199	$1,657,806	5.0%	3.8%	4.2%	4.2%
HEYDUDE Brand revenues	189,783	197,513	365,507	392,329	(3.9)%	(6.8)%	(4.2)%	(6.8)%
Total consolidated revenues	$1,149,373	$1,111,502	$2,086,706	$2,050,135	3.4%	1.8%	2.7%	2.1%

Income (loss) from operations:
Crocs Brand income from operations	$358,355	$355,532	$631,999	$619,657	0.8%	2.0%	0.2%	2.8%
HEYDUDE Brand income (loss) from operations	(705,944)	42,367	(682,702)	82,513	(1,766.3)%	(927.4)%	(1,766.4)%	(927.3)%
Enterprise corporate	(79,927)	(72,161)	(153,839)	(150,003)	(10.8)%	(2.6)%	(10.6)%	(2.5)%
Total consolidated income (loss) from operations	$(427,516)	$325,738	$(204,542)	$552,167	(231.2)%	(137.0)%	(231.8)%	(136.1)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to higher volume. Net favorable foreign currency fluctuations, primarily in the Euro, also increased revenues. The overall increase was partially offset by lower ASP, driven by unfavorable product mix, offset in part by reduced discounting.

The increase in Crocs Brand revenues in the six months ended June 30, 2025, compared to the same period in 2024 was due to higher volume. The overall increase in Crocs Brand revenues was offset in part by lower ASP, mainly due to increased discounting, partially offset by favorable product mix, and net unfavorable foreign currency fluctuations, primarily in the South Korean Won and Brazil Real.

Income from Operations. Income from operations for our Crocs Brand segment was $358.4 million for the three months ended June 30, 2025, an increase of $2.8 million, or 0.8%, compared to the same period in 2024. Gross margin was 64.1%, flat to prior year.

SG&A for our Crocs Brand segment increased $25.7 million, or 11.1%, during the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to higher costs in the DTC channel, including investments and variable costs, and increased investments in talent and marketing.

During the six months ended June 30, 2025, income from operations for our Crocs Brand was $632.0 million, an increase of $12.3 million, or 2.0%, compared to the same period in 2024. Gross margin was 62.6%, an increase of 120 basis points, primarily due to favorable customer mix and favorable product mix.

SG&A, including asset impairments, for our Crocs Brand increased $46.3 million, or 11.6%, during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher costs in the DTC channel, including investments and variable costs, and increased investments in talent and marketing.

HEYDUDE Brand

Revenues. For the three months ended June 30, 2025, HEYDUDE Brand revenues decreased compared to the same period in 2024, primarily due to lower volume. Higher ASP, primarily due to favorable channel mix, partially offset by unfavorable product mix, slightly offset the overall decrease in revenues.

During the six months ended June 30, 2025, revenues decreased compared to the same period in 2024, primarily due to lower volume. The overall decrease in HEYDUDE Brand revenues was partially offset by higher ASPs, driven by favorable channel mix, offset in part by unfavorable product mix and unfavorable customer mix.

Income (Loss) from Operations. Loss from operations for the HEYDUDE segment was $705.9 million for the three months ended June 30, 2025, a decrease of $748.3 million, or 1,766.3%, compared to income from operations in the same period in 2024. Gross margin was 50.2%, an increase of 110 basis points, primarily due to distribution and logistics efficiencies.

SG&A, including asset impairments, for the HEYDUDE Brand segment increased $746.7 million, or 1,367.3%, during the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, as discussed above. SG&A for the HEYDUDE Brand also increased due to higher costs in the DTC channel, including investments and variable costs, and increased investments in marketing and talent.

Loss from operations for the HEYDUDE segment was $682.7 million for the six months ended June 30, 2025, a decrease of $765.2 million, or 927.4%, compared to income from operations in the same period in 2024. Gross margin was 48.5%, an increase of 90 basis points, driven in part by prior year transition costs and infrastructure investments associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada that did not recur in the current year.

SG&A, including asset impairments, for the HEYDUDE Brand segment increased $755.5 million, or 723.7%, during the six months ended June 30, 2025, compared to the same period in 2024. This is primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, as discussed above, which was partially offset by prior year impairments costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada that did not recur in the current year. SG&A also increased overall for the HEYDUDE Brand due to higher costs in the DTC channel, including investments and variable costs, and increased investments in marketing and talent.

Enterprise Corporate

During the three months ended June 30, 2025, total net costs within ‘Enterprise corporate’ increased $7.8 million, or 10.8%, compared to the same period in 2024. This increase was primarily due to upfront costs incurred related to savings initiatives, including severance costs, and costs related to the discontinuation of an information technology project.

During the six months ended June 30, 2025, total net costs within ‘Enterprise corporate’ increased $3.8 million, or 2.6%, compared to the same period in 2024. This was primarily due to an increased investment in talent and higher information technology costs, offset in part by a prior year non-cash impairment charge for information technology systems related to the HEYDUDE integration that did not recur in the current year.

Store Locations

As of June 30, 2025, we had 412 company-operated retail locations for the Crocs Brand, inclusive of 191 retail locations in North America and 221 retail locations internationally. As of June 30, 2025, we had 63 company-operated retail locations for the HEYDUDE Brand. As of June 30, 2024, we had 363 company-operated retail locations for the Crocs Brand, inclusive of 172 retail locations in North America and 191 retail locations internationally. As of June 30, 2024, we had 32 company-operated retail locations for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2025, was:

June 30, 2025
(in thousands)
Cash and cash equivalents	$200,611
Available borrowings	799,416

As of June 30, 2025, we had $200.6 million in cash and cash equivalents and up to $799.4 million of available borrowings, including $784.4 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of June 30, 2025, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of June 30, 2025, without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2025, we held $176.7 million of our total $200.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $176.7 million, an insignificant amount is currently restricted by local laws or otherwise.

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

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022, through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024, and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At June 30, 2025, we had $215.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2025, and December 31, 2024, we had $784.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the HEYDUDE acquisition, which was amended on August 8, 2023, (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

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

As of June 30, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the six months ended June 30, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2025, and December 31, 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Company had or will have, as applicable, the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company also had the option to redeem some or all of the 2029 Notes at any time before March 15, 2024, at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company will have the option to redeem all or any portion of the 2031 Notes, at once or over time, at any time on or after August 15, 2026, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2031 Notes at any time before August 15, 2026, at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before August 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2031 Notes at a redemption price of 104.125% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2025, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$218,565	$373,662	$(155,097)	(41.5)%
Cash used in investing activities	(31,946)	(32,806)	860	2.6%
Cash used in financing activities	(173,241)	(320,178)	146,937	45.9%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,125	(2,747)	9,872	359.4%
Net change in cash, cash equivalents, and restricted cash	$20,503	$17,931	$2,572	14.3%

Operating Activities. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items and changes in working capital. Cash provided by operating activities decreased $155.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by decreases in operating assets and liabilities of $175.1 million, primarily due to the change in income taxes, and lower net income (loss), adjusted for non-cash items, of $20.0 million.

Investing Activities. There was a $0.9 million decrease in cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities decreased by $146.9 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in cash used in financing activities was primarily due to an increase in proceeds from borrowings, net of repayments, of $163.2 million. There were other decreases in cash used of $2.8 million. The overall decrease in cash used in financing activities was partially offset by an increase of $19.1 million in repurchases of common stock, including excise tax.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than borrowings and repayments on the Term Loan B Facility and Revolving Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2025, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the three months ended June 30, 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. The triggering event was due to downward revisions, during the three months ended June 30, 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believe it will now take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the three months ended June 30, 2025. As a result, we completed quantitative assessments for the trademark and the reporting unit goodwill in the three months ended June 30, 2025 and recognized non-cash impairment charges of $430.0 million and $307.0 million, respectively. For more detailed information about our accounting conclusions and key assumptions used, refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Our goodwill balance as of June 30, 2025 and December 31, 2024 was $404.7 million and $711.5 million, respectively. As of June 30, 2025, a goodwill amount of $403.0 million was assigned to the HEYDUDE Brand segment.

Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. The primary assumptions developed by management and used in the quantitative assessments included annual revenue growth rates, averaging approximately 8% for both the trademark and reporting unit goodwill, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, averaging approximately 20% for both the trademark and reporting unit goodwill, and a market-based discount rate of 15% for both the trademark and reporting unit goodwill, which was based on, most significantly, a risk-free rate of return, an equity market risk premium, and a company-specific risk premium. Changes in the assumptions used to estimate the fair value of our goodwill and indefinite-lived intangible assets could result in additional impairment charges in future periods as the key assumptions are inherently uncertain, require significant judgment and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends as well as the timing and success of strategic initiatives.

Certain factors, such as failure to achieve forecasted revenue growth rates, EBITDA margins, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in additional impairment charges in future periods. Refer to the risk factor under “Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” in the section entitled “Risk Factors” under Item 1A in this report for additional information.

For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 1 — Basis of Presentation and Summary of Significant Accounting Policies and Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2024, except as described above.

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

As of June 30, 2025, we had borrowings with a face value of $1.4 billion, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of June 30, 2025. As of December 31, 2024, we had long-term borrowings with a face value of $1.4 billion and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $7.2 million based on the balances outstanding for these borrowings as of June 30, 2025.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended June 30, 2025, by $5.5 million and $1.5 million, respectively. During the six months ended June 30, 2025, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $9.8 million and $2.5 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 7 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2025, the U.S. Dollar notional value of our total derivatives was $86.1 million. The fair value of these contracts at June 30, 2025, was an insignificant liability.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2025, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of $0.6 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in 2025, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, a total tariff of 20%, 30%, 19%, 50%, and 19% on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively, the countries in which our product is primarily manufactured. These tariffs have increased and will continue to increase the cost of certain products and negatively impact our results of operations. Furthermore, we may not be able to increase prices for our products enough to offset tariffs, which could impact our margins. There is potential for future price increases in response to tariffs, which could cause the demand for our products to go down, and thus have a negative impact on our sales. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including the extent and duration of the tariffs and how other countries respond to the U.S. tariffs.

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

In connection with the acquisition of HEYDUDE, we allocated approximately $710.0 million and $1,780.0 million to goodwill and definite- and indefinite-lived intangible assets, respectively. We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the three months ended June 30, 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill, which resulted in non-cash impairment charges of $430.0 million for the trademark and $307.0 million for the reporting unit goodwill. The triggering event was due to downward revisions during the three months ended June 30, 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believe it will now take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the three months ended June 30, 2025. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. Changes in the assumptions used to estimate the fair value of our goodwill and indefinite-lived intangible assets could result in impairment charges in future periods as the key assumptions are inherently uncertain, require significant judgment and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends as well as the timing and success of strategic initiatives. In addition, certain factors, such as failure to achieve forecasted revenue growth rates, earnings before interest, taxes, depreciation, and amortization, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in additional impairment charges in future periods. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025	—	$—	—	$1,263,005,578
May 1 - 31, 2025	288,729	107.36	288,729	1,232,012,298
June 1 - 30, 2025	1,014,735	100.79	1,014,735	1,129,760,064
Three months ended June 30, 2025	1,303,464	102.24	1,303,464	1,129,760,064
(1) On February 10, 2025, the Board approved an increase to our then-existing common stock repurchase authorization program up to approximately $1.3 billion of our common stock. As of June 30, 2025, approximately $1.1 billion remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

The following table shows all directors or officers who adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025. Except as shown below, during the three months ended June 30, 2025, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Andrew Rees, Chief Executive Officer	Terminate	5/12/2025	X		100,000	3/23/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.4
Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1*†	Employment Offer Letter dated January 18, 2022 between Crocs, Inc. and Adam Michaels.

10.2*†	Separation Agreement entered into on May 2, 2025 between Crocs, Inc. and Adam Michaels.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*     Compensatory plan or arrangement.
†     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 7, 2025	By:	/s/ Susan Healy
		Name:	Susan Healy
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)