Form 10-Q
period 2025-09-30
Crocs, Inc.
filed 2025-10-30
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 23, 2025, Crocs, Inc. had 51,915,657 shares of its common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$996,301	$1,062,200	$3,083,007	$3,112,335
Cost of sales	413,293	428,861	1,249,614	1,275,003
Gross profit	583,008	633,339	1,833,393	1,837,332
Selling, general and administrative expenses (1)	375,348	363,510	1,092,160	991,255
Goodwill impairment	—	—	307,000	—
Asset impairments (1)	—	—	431,115	24,081
Income from operations	207,660	269,829	3,118	821,996
Foreign currency gains (losses), net	2,957	(332)	8,264	(3,928)
Interest income	531	1,366	1,235	2,908
Interest expense	(21,711)	(26,203)	(67,000)	(85,927)
Other income (expense), net	(9)	237	143	302
Income (loss) before income taxes	189,428	244,897	(54,240)	735,351
Income tax expense	43,612	45,096	132,123	154,189
Net income (loss)	$145,816	$199,801	$(186,363)	$581,162
Net income (loss) per common share:
Basic	$2.72	$3.38	$(3.38)	$9.69
Diluted	$2.70	$3.36	$(3.38)	$9.62
Weighted average common shares outstanding:
Basic	53,641	59,046	55,169	59,973
Diluted	53,989	59,501	55,169	60,437
(1) Amounts for the three and nine months ended September 30, 2024, have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$145,816	$199,801	$(186,363)	$581,162
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	56	(429)	(145)	265
Reclassification adjustment for realized losses (gains) on derivative instruments	40	65	(195)	(361)
Net increase (decrease) from derivatives designated as hedging instruments	96	(364)	(340)	(96)
Foreign currency translation (losses) gains, net	(7,395)	20,741	90,538	2,910
Total comprehensive income (loss), net of tax	$138,517	$220,178	$(96,165)	$583,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$153,970	$180,485
Accounts receivable, net of allowances of $33,088 and $31,579, respectively	335,317	257,657
Inventories	397,073	356,254
Income taxes receivable	6,437	4,046
Other receivables	17,232	22,204
Prepaid expenses and other assets	61,162	51,623
Total current assets	971,191	872,269
Property and equipment, net of accumulated depreciation of $196,819 and $153,455, respectively	242,139	244,335
Intangible assets, net	1,330,514	1,777,080
Goodwill	404,688	711,491
Deferred tax assets, net	964,397	872,350
Restricted cash	3,553	3,193
Right-of-use assets	343,100	307,228
Other assets	40,182	24,207
Total assets	$4,299,764	$4,812,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,269	$264,901
Accrued expenses and other liabilities	275,395	298,068
Income taxes payable	114,740	108,688
Current operating lease liabilities	84,331	68,551
Total current liabilities	691,735	740,208
Deferred tax liabilities, net	1,035	4,086
Long-term income taxes payable	617,817	595,434
Long-term borrowings	1,318,498	1,349,339
Long-term operating lease liabilities	303,059	283,406
Other liabilities	4,480	3,948
Total liabilities	2,936,624	2,976,421
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.7 million and 110.4 million issued, 52.4 million and 56.5 million outstanding, respectively	111	110
Treasury stock, at cost, 58.3 million and 53.9 million shares, respectively	(2,858,413)	(2,453,473)
Additional paid-in capital	888,416	859,904
Retained earnings	3,375,473	3,561,836
Accumulated other comprehensive loss	(42,447)	(132,645)
Total stockholders’ equity	1,363,140	1,835,732
Total liabilities and stockholders’ equity	$4,299,764	$4,812,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	54,801	$111	55,881	$(2,653,423)	$879,940	$3,229,657	$(35,148)	$1,421,137
Share-based compensation	—	—	—	—	8,476	—	—	8,476
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	9	—	1	(141)	—	—	—	(141)
Repurchases of common stock, including excise tax	(2,443)	—	2,443	(204,849)	—	—	—	(204,849)
Net income	—	—	—	—	—	145,816	—	145,816
Other comprehensive loss	—	—	—	—	—	—	(7,299)	(7,299)
Balance at September 30, 2025	52,367	$111	58,325	$(2,858,413)	$888,416	$3,375,473	$(42,447)	$1,363,140

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	59,552	$110	50,775	$(2,071,289)	$844,595	$2,993,126	$(113,331)	$1,653,211
Share-based compensation	—	—	—	—	6,633	—	—	6,633
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	51	—	17	(2,322)	—	—	—	(2,322)
Repurchases of common stock, including excise tax	(1,120)	—	1,120	(152,582)	—	—	—	(152,582)
Net income	—	—	—	—	—	199,801	—	199,801
Other comprehensive income	—	—	—	—	—	—	20,377	20,377
Balance at September 30, 2024	58,483	$110	51,912	$(2,226,193)	$851,228	$3,192,927	$(92,954)	$1,725,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	28,512	—	—	28,512
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	245	1	42	(4,245)	—	—	—	(4,244)
Repurchases of common stock, including excise tax	(4,353)	—	4,353	(400,695)	—	—	—	(400,695)
Net loss	—	—	—	—	—	(186,363)	—	(186,363)
Other comprehensive income	—	—	—	—	—	—	90,198	90,198
Balance at September 30, 2025	52,367	$111	58,325	$(2,858,413)	$888,416	$3,375,473	$(42,447)	$1,363,140

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	24,377	—	—	24,377
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	278	—	64	(8,235)	166	—	—	(8,069)
Repurchases of common stock, including excise tax	(2,290)	—	2,290	(329,089)	—	—	—	(329,089)
Net income	—	—	—	—	—	581,162	—	581,162
Other comprehensive income	—	—	—	—	—	—	2,814	2,814
Balance at September 30, 2024	58,483	$110	51,912	$(2,226,193)	$851,228	$3,192,927	$(92,954)	$1,725,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(186,363)	$581,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,337	51,890
Operating lease cost	76,614	62,209
Share-based compensation	28,512	24,377
Asset impairment	738,115	24,081
Deferred taxes (1)	17,057	13,231
Other non-cash items (1)	6,059	12,882
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(65,052)	(58,510)
Inventories	(40,165)	17,983
Prepaid expenses and other assets	(17,372)	(9,356)
Accounts payable, accrued expenses and other liabilities	(68,459)	(32,847)
Right-of-use assets and operating lease liabilities	(77,580)	(64,495)
Income taxes	(11,802)	47,942
Cash provided by operating activities	457,901	670,549
Cash flows from investing activities:
Purchases of property, equipment, and software	(45,120)	(50,857)
Cash used in investing activities	(45,120)	(50,857)
Cash flows from financing activities:
Proceeds from borrowings	626,000	78,156
Repayments of borrowings	(664,000)	(326,405)
Repurchases of common stock, including excise tax	(402,153)	(326,185)
Repurchases of common stock for tax withholding	(4,245)	(8,235)
Other (1)	—	(1,004)
Cash used in financing activities	(444,398)	(583,673)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,462	429
Net change in cash, cash equivalents, and restricted cash	(26,155)	36,448
Cash, cash equivalents, and restricted cash—beginning of period	183,678	153,097
Cash, cash equivalents, and restricted cash—end of period	$157,523	$189,545
(1) Amounts for the nine months ended September 30, 2024, have been reclassified to conform to current period presentation.
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2025, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash paid for interest	$65,873	$86,042
Cash paid for income taxes	128,195	95,185
Cash paid for operating leases	76,537	65,754

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$89,632	$75,843
Accrued purchases of property, equipment, and software	3,354	5,693

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

Other new pronouncements issued but not effective until after September 30, 2025, are not expected to have a material impact on our condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS, NET

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. Any impairment recorded is reflected as a non-cash adjustment to net income (loss) within cash flows from operating activities in the condensed consolidated statements of cash flows. During the second quarter of the fiscal year ended 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. The triggering event was due to downward revisions during the second quarter of the fiscal year ended 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believed it would take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the second quarter of the fiscal year ended 2025. As a result, we completed quantitative assessments for the trademark and the reporting unit goodwill in the second quarter of the fiscal year ended 2025.

There was no impairment recorded during the three months ended September 30, 2025. There was no impairment recorded based on our evaluation of whether it is more likely than not that the fair value of the reporting units is less than their carrying amount, during the three and nine months ended September 30, 2024.

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

The quantitative assessment of the trademark was performed using the Multi-Period Excess Earnings approach. The primary assumptions developed by management and used in the assessment included annual revenue growth rates averaging approximately 8%, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins averaging approximately 20%, and a market-based discount rate of 15.0%, which was based on, most significantly, a risk-free rate of return, an equity market risk premium, and a company-specific risk premium. The estimated fair value of the trademark did not exceed its carrying value. In the second quarter of the fiscal year ended 2025, we recorded an impairment charge of $430.0 million within ‘Asset impairments’ in our condensed consolidated statements of operations related to the trademark, after which the estimated fair value equaled its carrying value. This impairment charge reflects lower than previously expected annual revenue growth rates and EBITDA as well as increases in market-based discount rates, specifically the risk-free rate of return, when compared to those used in our most recent annual impairment test completed in the fourth quarter of 2024.

We performed the quantitative assessment for the reporting unit goodwill using the discounted cash flow method. The primary assumptions developed by management and used in the assessment included annual revenue growth rates, projected EBITDA margins, and a market-based discount rate, which was based on, most significantly, a risk-free rate of return, an equity market risk premium, and a company-specific risk premium. The estimated fair value of the reporting unit goodwill did not exceed its carrying value. In the second quarter of the fiscal year ended 2025, we recorded an impairment charge of $307.0 million within ‘Asset impairments’ in our condensed consolidated statements of operations related to the reporting unit goodwill, after which the estimated fair value equaled its carrying value. This impairment charge reflects lower than previously expected annual revenue growth rates and EBITDA as well as increases in market-based discount rates, specifically the risk-free rate of return, when compared to those used in our most recent annual impairment test completed in the fourth quarter of 2024.

The changes in goodwill for the nine months ended September 30, 2025, were:

	Goodwill
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Gross goodwill at December 31, 2024	$2,226	$710,034	$712,260
Accumulated impairment	(769)	—	(769)
Net goodwill at December 31, 2024	1,457	710,034	711,491

Changes during the nine months ended September 30, 2025:
Foreign currency translation	197	—	197
Impairment	—	(307,000)	(307,000)

Gross goodwill at September 30, 2025	2,423	710,034	712,457
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at September 30, 2025	$1,654	$403,034	$404,688

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	September 30, 2025				December 31, 2024
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$146,658	$(124,327)	$—	$22,331	$139,569	$(117,001)	$22,568
Customer relationships	210,000	(50,750)	—	159,250	210,000	(40,250)	169,750
Patents, copyrights, and trademarks	9,545	(4,081)	—	5,464	4,916	(3,791)	1,125
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	(430,000)	1,140,000	1,570,000	—	1,570,000
In progress	2,813	—	—	2,813	12,644	—	12,644
Other	656	—	—	656	993	—	993
Total	$1,939,672	$(179,158)	$(430,000)	$1,330,514	$1,938,122	$(161,042)	$1,777,080

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$75,595	$81,265
Professional services	48,302	64,683
Fulfillment, freight, and duties	44,762	38,752
Return liabilities	33,348	34,255
Sales/use and value added taxes payable	21,258	17,330
Other	52,130	61,783
Total accrued expenses and other liabilities	$275,395	$298,068

5. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	September 30, 2025	December 31, 2024
	(in thousands)
Assets:
Right-of-use assets	$343,100	$307,228
Liabilities:
Current operating lease liabilities	$84,331	$68,551
Long-term operating lease liabilities	303,059	283,406
Total operating lease liabilities	$387,390	$351,957

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$26,876	$21,555	$76,614	$62,209
Short-term lease cost	2,925	4,907	9,317	14,920
Variable lease cost	14,812	15,450	36,295	38,757
Total lease costs	$44,613	$41,912	$122,226	$115,886

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2025, was 5.6 years and 6.6%, respectively. As of September 30, 2024, the weighted average remaining lease term and discount rate related to our lease liabilities was 6.4 years and 6.4%, respectively.

During the nine months ended September 30, 2024, we impaired our right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, and our former Crocs Brand warehouse in Oudenbosch, the Netherlands, as described in Note 6 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of September 30, 2025
(in thousands)
2025 (remainder of year)	$18,793
2026	103,969
2027	87,319
2028	69,588
2029	55,924
Thereafter	131,667
Total future minimum lease payments	467,260
Less: imputed interest	(79,870)
Total operating lease liabilities	$387,390

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2025 and December 31, 2024. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at September 30, 2025, and an insignificant asset and an insignificant liability at December 31, 2024. See Note 7 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at

September 30, 2025 and December 31, 2024, based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of September 30, 2025 and December 31, 2024, were:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$502,813	$500,000	$503,125
2029 Notes	350,000	335,909	350,000	323,780
2031 Notes	350,000	320,973	350,000	305,610
Revolving Facility	152,000	152,000	190,000	190,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Goodwill impairment’ and ‘Asset impairments’ in our condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Indefinite-lived trademark impairment (1)	$—	$—	$430,000	$—
Goodwill impairment (1)	—	—	307,000	—
Information technology systems impairment (2)	—	—	1,115	18,172
Right-of-use assets impairment (3)	—	—	—	5,909
Total asset impairments	$—	$—	$738,115	$24,081
(1) During the nine months ended September 30, 2025, we recognized impairment charges of $430.0 million and $307.0 million related to our indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, respectively. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.
(2) During the nine months ended September 30, 2025, we recognized an impairment of $1.1 million related to the discontinuation of an information technology project. During the nine months ended September 30, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(3) During the nine months ended September 30, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2025, or December 31, 2024.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2025 and December 31, 2024. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of September 30, 2025, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of September 30, 2025. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of operations, which is consistent with the nature of the hedged transaction. During the three and nine months ended September 30, 2025, there was a loss of $0.1 million and a gain of $0.3 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the three and nine months ended September 30, 2024, there was a loss of $0.1 million and a gain of $0.5 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that an insignificant amount will be reclassified to our condensed consolidated statements of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets, were:

	September 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$464	$(587)	$2,691	$(3,433)
Hedged derivatives:
Cash flow foreign currency contracts	23	(69)	1,242	(856)
Total derivatives	487	(656)	3,933	(4,289)
Netting of counterparty contracts	(89)	89	(2,762)	2,762
Total derivatives, net of counterparty contracts	$398	$(567)	$1,171	$(1,527)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives
Euro	$1,883	$3	$49,833	$(1,303)
Singapore Dollar	23,043	(294)	31,524	(1,251)
British Pound Sterling	15,125	(63)	28,223	536
South Korean Won	15,477	299	9,274	655
Japanese Yen	7,336	90	5,510	289
Indian Rupee	2,797	72	494	8
Other currencies	14,841	(230)	24,613	324
Total non-hedged derivatives	80,502	(123)	149,471	(742)
Hedged derivatives:
Chinese Yuan	1,219	(2)	40,458	(553)
British Pound Sterling	744	20	23,678	(303)
Euro	689	(66)	17,246	628
South Korean Won	141	2	8,790	614
Total hedged derivatives	2,793	(46)	90,172	386
Total derivatives	$83,295	$(169)	$239,643	$(356)

Latest maturity date, non-hedged derivatives	October 2025		January 2025
Latest maturity date, hedged derivatives	October 2025		October 2025

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Foreign currency transaction gains (losses)	$2,510	$(205)	$7,871	$(3,138)
Foreign currency forward exchange contracts gains (losses)	447	(127)	393	(790)
Foreign currency gains (losses), net	$2,957	$(332)	$8,264	$(3,928)

8. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2025	December 31, 2024
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			152,000	190,000
Total face value of long-term borrowings				1,352,000	1,390,000
Less:
Unamortized issuance costs				33,502	40,661
Total long-term borrowings				$1,318,498	$1,349,339

At September 30, 2025 and December 31, 2024, $3.4 million and $10.2 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022, through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024, and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At September 30, 2025, we had $152.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2025 and December 31, 2024, we had $847.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of September 30, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the nine months ended September 30, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2025, we were in compliance with all financial covenants under the Notes.

9. COMMON STOCK REPURCHASE PROGRAM

During the three months ended September 30, 2025, we repurchased 2.4 million shares of our common stock at a cost of $202.9 million, including commissions. During the nine months ended September 30, 2025, we repurchased 4.4 million shares of our common stock at a cost of $397.0 million, including commissions. During the three months ended September 30, 2024, we repurchased 1.1 million shares of our common stock at a cost of $151.2 million, including commissions. During the nine months ended September 30, 2024, we repurchased 2.3 million shares of our common stock at a cost of $326.2 million, including commissions.

As of September 30, 2025 and December 31, 2024, we had an accrual recorded for the stock repurchase excise tax of $3.7 million and $5.1 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

As of September 30, 2025, we had remaining authorization to repurchase $926.9 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

10. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Crocs Brand:
North America:
Wholesale	$144,353	$162,103	$481,563	$516,427
Direct-to-consumer	303,352	328,714	791,789	846,018
Total North America (1)	447,705	490,817	1,273,352	1,362,445
International:
Wholesale	220,003	233,461	824,276	776,420
Direct-to-consumer	168,521	133,820	459,799	377,038
Total International	388,524	367,281	1,284,075	1,153,458
Total Crocs Brand	$836,229	$858,098	$2,557,427	$2,515,903

Crocs Brand:
Total Wholesale	$364,356	$395,564	$1,305,839	$1,292,847
Total Direct-to-consumer	471,873	462,534	1,251,588	1,223,056
Total Crocs Brand	836,229	858,098	2,557,427	2,515,903
HEYDUDE Brand:
Wholesale	69,402	113,018	279,855	361,600
Direct-to-consumer	90,670	91,084	245,725	234,832
Total HEYDUDE Brand (2)	160,072	204,102	525,580	596,432
Total consolidated revenues	$996,301	$1,062,200	$3,083,007	$3,112,335
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$189,428	$244,897	$(54,240)	$735,351
Income tax expense	43,612	45,096	132,123	154,189
Effective tax rate	23.0%	18.4%	(243.6)%	21.0%

During the three months ended September 30, 2025, income tax expense decreased $1.5 million compared to the same period in 2024. The effective tax rate for the three months ended September 30, 2025, was 23.0% compared to an effective tax rate of 18.4% for the same period in 2024, a 4.6% increase. This increase in the effective tax rate was primarily driven by a shift in the mix of our domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2025, income tax expense decreased $22.1 million compared to the same period in 2024. The effective tax rate for the nine months ended September 30, 2025, was (243.6)% compared to an effective tax rate of 21.0% for the same period in 2024, a 264.6% decrease. The effective tax rate was impacted by the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the nine months ended September 30, 2025, which are not deductible for tax purposes. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

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

H.R.1 Tax Act Bill

On July 4, 2025, H.R.1. was signed into law, amending and extending several provisions of the 2017 Tax Cuts and Jobs Act. Key changes relevant to the Company include the reinstatement of 100% bonus depreciation, the deductibility of domestic R&D expenses, and modifications to international provisions. The Company applied the provisions of the new tax law this quarter and it did not have a significant impact on our 2025 consolidated financial statements.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2025 and 2024, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net income (loss)	$145,816	$199,801	$(186,363)	$581,162
Denominator:
Weighted average common shares outstanding - basic	53,641	59,046	55,169	59,973
Plus: Dilutive effect of stock options and unvested restricted stock units	348	455	—	464
Weighted average common shares outstanding - diluted	53,989	59,501	55,169	60,437

Net income (loss) per common share:
Basic	$2.72	$3.38	$(3.38)	$9.69
Diluted	$2.70	$3.36	$(3.38)	$9.62

In the three and nine months ended September 30, 2025, 0.1 million and 0.5 million outstanding shares issued under share-based compensation awards were anti-dilutive, respectively. Therefore, we excluded these shares from the calculation of diluted EPS. In the three and nine months ended September 30, 2024, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2025, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $204.5 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Crocs Brand:
Revenues	$836,229	$858,098	$2,557,427	$2,515,903
Cost of sales	319,342	321,781	963,234	960,946
Selling, general and administrative expenses	244,168	223,053	689,475	622,036
Income from operations	272,719	313,264	904,718	932,921
HEYDUDE Brand:
Revenues	160,072	204,102	525,580	596,432
Cost of sales	92,402	106,379	280,673	311,801
Selling, general and administrative expenses	60,920	71,532	183,859	170,486
Asset impairments	—	—	737,000	5,441
Income (loss) from operations	6,750	26,191	(675,952)	108,704
Total segment income (loss) from operations	$279,469	$339,455	$228,766	$1,041,625
Reconciliation of segment income (loss) from operations to income (loss) before income taxes:
Enterprise corporate costs	$(71,809)	$(69,626)	$(225,648)	$(219,629)
Foreign currency gains (losses), net	2,957	(332)	8,264	(3,928)
Interest income	531	1,366	1,235	2,908
Interest expense	(21,711)	(26,203)	(67,000)	(85,927)
Other income (expense), net	(9)	237	143	302
Income (loss) before income taxes	$189,428	$244,897	$(54,240)	$735,351

Depreciation and amortization: (1)
Crocs Brand	$10,269	$9,066	$29,274	$26,463
HEYDUDE Brand	6,108	5,032	17,299	13,790
Enterprise corporate	3,949	4,087	11,764	11,637
Total consolidated depreciation and amortization	$20,326	$18,185	$58,337	$51,890
(1) The amounts of depreciation and amortization disclosed by reportable segment and ‘Enterprise corporate’ are included within ‘Cost of sales’ and ‘Selling, general and administrative expenses.’

15. LEGAL PROCEEDINGS

On January 22, 2025, a putative class action lawsuit titled Carretta v. Crocs, Inc., et al., Case No. 1:25-cv-00096, was filed in the District Court for the District of Delaware against the Company and certain of its current officers. The complaint was filed on behalf of a purported class consisting of all purchasers of the Company’s common stock between November 3, 2022, and October 28, 2024, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. The complaint seeks unspecified damages, an award of costs and expenses, and other unspecified relief. On March 21, 2025, a second putative class action lawsuit titled Shah v. Crocs, Inc., et al., Case No. 1:25-cv-00356, was also filed in the District Court for the District of Delaware based on the same allegations as the Carretta complaint. This second action was subsequently voluntarily dismissed by the plaintiff. On April 22, 2025, the court entered the parties’ stipulation in which they agreed to confer on deadlines to file the amended complaint and motion to dismiss after the lead plaintiff is appointed. On October 15, 2025, the court appointed lead plaintiffs and lead counsel.

Four purported shareholders of the Company have filed derivative actions against certain of its current directors and officers, as well as the Company as a nominal defendant, alleging claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, insider trading, waste of corporate assets, abuse of control, and gross mismanagement related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. They seek damages and changes to the Company’s corporate governance structure. See James O’Connor v. Smach, et. al., C.A. No. 1:25-cv-00576 (D. Colo.); The Berger Trust v. Rees, et. al., C.A. No. 1:25-cv-00597 (D. Colo.); Sarabia v. Rees, et. al., C.A. No. 2025CV30069 (Dist.. Ct. Broomfield Cnty., Colo.); Lesanto v. Bickley, et. al., C.A. No. 2025CV30071 (Dist. Ct. Broomfield Cnty., Colo.).

The Company and its directors and officers intend to vigorously defend these actions in all respects. The Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential loss, if any, from these actions at this time.

For legal claims and disputes, we have accrued estimated losses of $1.5 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of September 30, 2025. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2025, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates, inflation, and future expected price increases, among other things, and as a result, there is more pressure on discretionary spending. Given this, our wholesale partners are also acting cautiously. In addition, geopolitical tensions have increased across the globe. In 2025, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, most relevant to us, a total tariff of 20%, 30%, 19%, 50%, and 19% on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively. We are continuing to monitor developments with respect to these policy changes and proposals. We have begun to mitigate the potential impacts of tariffs and the resulting effect on the consumer, including diversifying our sourcing mix, refining our cost structure, and implementing select price increases. See the risk factor under “Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” in the section entitled “Risk Factors” under Item 1A in this report for additional information. For the Crocs Brand, we continued reducing promotional activity in North America, primarily in our digital DTC channel, during the three months ended September 30, 2025, in an effort to protect brand health and profitability. For the HEYDUDE Brand, we continued right-sizing the inventory in our wholesale channel, including accelerating returns, in an effort to elevate our brand presentation in the channel and establishing a foundation for future growth.
•We are prioritizing returning to growth in North America for both brands, while making progress on our long-term strategic initiatives. Specifically for the Crocs Brand, we believe this will be driven by product innovation, diversification within key product categories, growth within our sandals business, and ultimately prioritizing stricter segmentation and pricing discipline across the marketplace. For the HEYDUDE Brand, we are focused on refining our marketing toward our target consumers, focusing on our core product offering, and refreshing the marketplace.
•Our liquidity position remains strong with $154.0 million in cash and cash equivalents and $862.4 million in available borrowing capacity as of September 30, 2025. Our total borrowings were $1.3 billion as of September 30, 2025. We repurchased $202.9 million of our common stock during the quarter.

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

Third Quarter 2025 Financial and Operational Highlights

Revenues were $996.3 million for the third quarter of 2025, a 6.2% decrease compared to the third quarter of 2024. The decrease was due to the net effects of: (i) lower unit sales volume in both brands, which resulted in a decrease in revenues of $116.6 million, or 11.0%; (ii) higher average selling price on a constant currency basis (“ASP”) driven by both brands, which increased revenues by $44.8 million, or 4.2%; and (iii) net favorable changes in exchange rates, which increased revenues by $5.9 million, or 0.6%.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2025:

•Crocs Brand revenues decreased by 2.5%, or 3.2% on a constant currency basis, compared to the same period in 2024. HEYDUDE Brand revenues decreased 21.6%, or 21.7% on a constant currency basis.
•Gross margin was 58.5%, a decrease of 110 basis points from last year’s third quarter, primarily due to unfavorable duties for both brands as a result of the aforementioned incremental tariffs.
•Selling, general and administrative expenses (“SG&A”) were $375.3 million compared to $363.5 million in the third quarter of 2024, primarily as a result of increased investment in talent and higher costs in the DTC channel. As a percent of revenues, SG&A increased to 37.7% of revenues compared to 34.2% of revenues in the third quarter of 2024.
•Income from operations decreased to $207.7 million from $269.8 million in last year’s third quarter. Net income was $145.8 million, or $2.70 per diluted share, compared to $199.8 million, or $3.36 per diluted share, in last year’s third quarter.

Results of Operations

Three Months Ended September 30,	Nine Months Ended September 30,	% Change Favorable (Unfavorable)
2025	2024	2025	2024	Q3 2025-2024	YTD 2025-2024
(in thousands, except per share, margin, and average selling price data)
Revenues	$996,301	$1,062,200	$3,083,007	$3,112,335	(6.2)%	(0.9)%
Cost of sales	413,293	428,861	1,249,614	1,275,003	3.6%	2.0%
Gross profit	583,008	633,339	1,833,393	1,837,332	(7.9)%	(0.2)%
Selling, general and administrative expenses	375,348	363,510	1,092,160	991,255	(3.3)%	(10.2)%
Goodwill impairment	—	—	307,000	—	—%	(100.0)%
Asset impairments	—	—	431,115	24,081	—%	(1,690.3)%
Income from operations	207,660	269,829	3,118	821,996	(23.0)%	(99.6)%
Foreign currency gains (losses), net	2,957	(332)	8,264	(3,928)	990.7%	310.4%
Interest income	531	1,366	1,235	2,908	(61.1)%	(57.5)%
Interest expense	(21,711)	(26,203)	(67,000)	(85,927)	17.1%	22.0%
Other income (expense), net	(9)	237	143	302	(103.8)%	(52.6)%
Income (loss) before income taxes	189,428	244,897	(54,240)	735,351	(22.6)%	(107.4)%
Income tax expense	43,612	45,096	132,123	154,189	3.3%	14.3%
Net income (loss)	$145,816	$199,801	$(186,363)	$581,162	(27.0)%	(132.1)%
Net income (loss) per common share:
Basic	$2.72	$3.38	$(3.38)	$9.69	(19.5)%	(134.9)%
Diluted	$2.70	$3.36	$(3.38)	$9.62	(19.6)%	(135.1)%

Gross margin (1)	58.5%	59.6%	59.5%	59.0%	(110)	bp	50	bp
Operating margin (1)	20.8%	25.4%	0.1%	26.4%	(460)	bp	(2,630)	bp
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2025	2024	2025	2024	Q3 2025-2024	YTD 2025-2024	Q3 2025-2024	YTD 2025-2024
	(in thousands)
Crocs Brand:
Wholesale	$364,356	$395,564	$1,305,839	$1,292,847	(7.9)%	1.0%	(8.4)%	1.3%
Direct-to-consumer	471,873	462,534	1,251,588	1,223,056	2.0%	2.3%	1.2%	2.1%
Total Crocs Brand	836,229	858,098	2,557,427	2,515,903	(2.5)%	1.7%	(3.2)%	1.7%
HEYDUDE Brand:
Wholesale	69,402	113,018	279,855	361,600	(38.6)%	(22.6)%	(38.7)%	(22.6)%
Direct-to-consumer	90,670	91,084	245,725	234,832	(0.5)%	4.6%	(0.7)%	4.5%
Total HEYDUDE Brand	160,072	204,102	525,580	596,432	(21.6)%	(11.9)%	(21.7)%	(11.9)%
Total consolidated revenues	$996,301	$1,062,200	$3,083,007	$3,112,335	(6.2)%	(0.9)%	(6.8)%	(0.9)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended September 30, 2025, revenues decreased compared to the same period in 2024, primarily due to lower volume of $116.6 million, or 11.0%, driven by both brands. The overall decrease in revenues was partially offset by higher ASP of $44.8 million, or 4.2%, driven by favorable channel mix in both brands and reduced discounting for the

HEYDUDE Brand. Net favorable foreign currency fluctuations of $5.9 million, or 0.6%, primarily in the Euro, also increased revenues.

Revenues also decreased in the nine months ended September 30, 2025, primarily due to lower volume of $36.6 million, or 1.2%, driven by the HEYDUDE Brand, partially offset by higher volume in the Crocs Brand. The overall decrease in revenues was partially offset by higher ASP of $8.2 million, or 0.3%, mainly due to favorable channel mix in both brands and reduced discounting in the HEYDUDE Brand. This was offset in part by unfavorable product mix in both brands and increased discounting in the Crocs Brand.

Gross margin. Gross margin decreased in the three months ended September 30, 2025, to 58.5% compared to 59.6% in the same period in 2024, primarily due to incremental duties of 230 basis points and higher distribution and logistics costs of 80 basis points, partially offset by lower product costs of 60 basis points, favorable brand mix of 50 basis points, and higher ASP in the HEYDUDE brand of 50 basis points.

Gross margin in the nine months ended September 30, 2025, was 59.5% compared to 59.0% in 2024. This was primarily driven by lower product costs of 50 basis points, favorable brand mix of 30 basis points, and favorable customer mix of 30 basis points in the Crocs Brand, partially offset by unfavorable duties of 70 basis points.

Selling, general and administrative expenses. SG&A increased $11.8 million, or 3.3%, in the three months ended September 30, 2025, compared to the same period in 2024, driven by increased investment in talent of $17.6 million, higher DTC costs, driven by investment in the channel, of $9.4 million, reduced marketing costs, primarily in variable marketing, of $6.2 million, lower professional services fees, including consulting, of $5.0 million, and net decreases in other costs of $4.0 million.

SG&A expenses increased $100.9 million, or 10.2%, during the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by increased investment in talent and marketing of $52.4 million and $18.0 million, respectively, higher DTC costs, including investment in the channel and variable costs, of $33.0 million, and net decreases in other costs of $2.5 million.

Goodwill and Asset impairments. In the three months ended September 30, 2025 and 2024, there were no asset impairments. Asset impairments increased $714.0 million during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to non-cash impairment charges in the current year of $430.0 million related to the indefinite-lived HEYDUDE trademark and $307.0 million for HEYDUDE Brand reporting unit goodwill. The increase in asset impairments was partially offset by prior year non-cash impairment charges of $18.2 million for information technology systems related to the HEYDUDE integration, $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands, none of which recurred in the current year. For additional information, refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2025, we recognized realized and unrealized net foreign currency gains of $3.0 million compared to losses of $0.3 million during the three months ended September 30, 2024.

During the nine months ended September 30, 2025, we recognized realized and unrealized net foreign currency gains of $8.3 million compared to losses of $3.9 million during the nine months ended September 30, 2024.

Interest expense. Interest expense during the three months ended September 30, 2025, decreased $4.5 million, or 17.1%, compared to the three months ended September 30, 2024. Interest expense during the nine months ended September 30, 2025, decreased $18.9 million, or 22.0%, compared to the nine months ended September 30, 2024. The decrease in interest expense for the three and nine months ended September 30, 2025, was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) and the Revolving Facility (as defined herein) in the current year.

Income tax expense. During the three months ended September 30, 2025, income tax expense decreased $1.5 million compared to the same period in 2024. The effective tax rate for the three months ended September 30, 2025, was 23.0% compared to an effective tax rate of 18.4% for the same period in 2024, a 4.6% increase. This increase in the effective tax rate was primarily driven by a shift in the mix of our domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2025, income tax expense decreased $22.1 million compared to the same period in 2024. The effective tax rate for the nine months ended September 30, 2025, was (243.6)% compared to an effective tax rate of 21.0% for the same period in 2024, a 264.6% decrease. The effective tax rate was impacted by the HEYDUDE impairments in 2025, as described above, which are not deductible for tax purposes. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2025	2024	2025	2024	Q3 2025-2024	YTD 2025-2024	Q3 2025-2024	YTD 2025-2024
	(in thousands)
Revenues:
Crocs Brand revenues	$836,229	$858,098	$2,557,427	$2,515,903	(2.5)%	1.7%	(3.2)%	1.7%
HEYDUDE Brand revenues	160,072	204,102	525,580	596,432	(21.6)%	(11.9)%	(21.7)%	(11.9)%
Total consolidated revenues	$996,301	$1,062,200	$3,083,007	$3,112,335	(6.2)%	(0.9)%	(6.8)%	(0.9)%

Income (loss) from operations:
Crocs Brand income from operations	$272,719	$313,264	$904,718	$932,921	(12.9)%	(3.0)%	(12.8)%	(2.5)%
HEYDUDE Brand income (loss) from operations	6,750	26,191	(675,952)	108,704	(74.2)%	(721.8)%	(73.2)%	(721.5)%
Enterprise corporate	(71,809)	(69,626)	(225,648)	(219,629)	(3.1)%	(2.7)%	(3.0)%	(2.7)%
Total consolidated income (loss) from operations	$207,660	$269,829	$3,118	$821,996	(23.0)%	(99.6)%	(22.7)%	(98.9)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. Crocs Brand revenues decreased in the three months ended September 30, 2025, compared to the same period in 2024, primarily due to lower volume. The overall decrease was partially offset by higher ASP, driven by favorable channel mix. Net favorable foreign currency fluctuations, primarily in the Euro, also increased revenues.

The increase in Crocs Brand revenues in the nine months ended September 30, 2025, compared to the same period in 2024 was due to higher volume. The overall increase in Crocs Brand revenues was offset in part by lower ASP, mainly due to unfavorable product mix and increased discounting, partially offset by favorable channel mix.

Income from Operations. Income from operations for our Crocs Brand segment was $272.7 million for the three months ended September 30, 2025, a decrease of $40.5 million, or 12.9%, compared to the same period in 2024. Gross margin was 61.8%, a decrease of 70 basis points, primarily due to unfavorable duties, partially offset by lower product costs.

SG&A for our Crocs Brand segment increased $21.1 million, or 9.5%, during the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily due to higher costs in the DTC channel, including investment in the channel and variable costs, and increased investments in talent and marketing.

During the nine months ended September 30, 2025, income from operations for our Crocs Brand was $904.7 million, a decrease of $28.2 million, or 3.0%, compared to the same period in 2024. Gross margin was 62.3%, an increase of 50 basis points, primarily due to lower product costs and favorable customer mix, partially offset by unfavorable duties.

SG&A, including asset impairments, for our Crocs Brand increased $67.4 million, or 10.8%, during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher costs in the DTC channel, including investment in the channel and variable costs, and increased investments in talent and marketing.

HEYDUDE Brand

Revenues. For the three months ended September 30, 2025, HEYDUDE Brand revenues decreased compared to the same period in 2024, primarily due to lower volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to favorable channel mix as we expand our retail footprint and reduced discounting.

During the nine months ended September 30, 2025, revenues decreased compared to the same period in 2024, primarily due to lower volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to favorable channel mix and reduced discounting, slightly offset by unfavorable product mix.

Income (Loss) from Operations. Income from operations for the HEYDUDE segment was $6.8 million for the three months ended September 30, 2025, a decrease of $19.4 million, or 74.2%, compared to income from operations in the same period in 2024. Gross margin was 42.3%, a decrease of 560 basis points, primarily due to unfavorable duties and higher distribution and logistics costs, partially offset by higher ASP.

SG&A for the HEYDUDE Brand segment decreased $10.6 million, or 14.8%, during the three months ended September 30, 2025, compared to the same period in 2024. This decrease was primarily due to reduced marketing costs, primarily in variable marketing.

Loss from operations for the HEYDUDE segment was $676.0 million for the nine months ended September 30, 2025, a decrease of $784.7 million, or 721.8%, compared to income from operations in the same period in 2024. Gross margin was 46.6%, a decrease of 110 basis points, primarily due to unfavorable duties and unfavorable channel mix.

SG&A, including asset impairments, for the HEYDUDE Brand segment increased $744.9 million, or 423.4%, during the nine months ended September 30, 2025, compared to the same period in 2024. This is primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, as discussed above, which was partially offset by prior year impairments costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, that did not recur in the current year. SG&A also increased overall for the HEYDUDE Brand due to higher costs in the DTC channel, including investment in the channel and variable costs.

Enterprise Corporate

During the three months ended September 30, 2025, total net costs within ‘Enterprise corporate’ increased $2.2 million, or 3.1%, compared to the same period in 2024. This increase was primarily due to an increased investment in talent and higher information technology costs, partially offset by lower professional services fees, including consulting.

During the nine months ended September 30, 2025, total net costs within ‘Enterprise corporate’ increased $6.0 million, or 2.7%, compared to the same period in 2024. This was primarily due to an increased investment in talent and higher information technology costs, partially offset by a prior year non-cash impairment charge for information technology systems related to the HEYDUDE integration that did not recur in the current year.

Store Locations

As of September 30, 2025, we had 427 company-operated retail locations for the Crocs Brand, inclusive of 199 retail locations in North America and 228 retail locations internationally. As of September 30, 2025, we had 75 company-operated retail locations for the HEYDUDE Brand. As of September 30, 2024, we had 372 company-operated retail locations for the Crocs Brand, inclusive of 173 retail locations in North America and 199 retail locations internationally. As of September 30, 2024, we had 43 company-operated retail locations for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2025, was:

September 30, 2025
(in thousands)
Cash and cash equivalents	$153,970
Available borrowings	862,416

As of September 30, 2025, we had $154.0 million in cash and cash equivalents and up to $862.4 million of available borrowings, including $847.4 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of September 30, 2025, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

Repatriation of Cash and Cash Equivalents

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of September 30, 2025, without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2025, we held $152.2 million of our total $154.0 million in cash and cash equivalents in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $152.2 million, an insignificant amount is currently restricted by local laws or otherwise.

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

The Credit Agreement required or requires, as applicable, us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022, through, and including, the quarter ended December 31, 2023, (ii) 3.75 to 1.00 for the quarter ended March 31, 2024, (iii) 3.50 to 1.00 for the quarter ended June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ended September 30, 2024, and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At September 30, 2025, we had $152.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2025, and December 31, 2024, we had $847.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of September 30, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility, which matures on February 17, 2029.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the nine months ended September 30, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2025, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$457,901	$670,549	$(212,648)	(31.7)%
Cash used in investing activities	(45,120)	(50,857)	5,737	11.3%
Cash used in financing activities	(444,398)	(583,673)	139,275	23.9%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,462	429	5,033	1,173.2%
Net change in cash, cash equivalents, and restricted cash	$(26,155)	$36,448	$(62,603)	(171.8)%

Operating Activities. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items and changes in working capital. Cash provided by operating activities decreased $212.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by decreases in operating assets and liabilities of $181.1 million, primarily due to the change in income taxes and a larger increase in inventory units compared to the prior period, as well as higher unit cost as a result of incremental duties. Additionally, lower net income (loss), adjusted for non-cash items, of $31.5 million contributed to the decrease.

Investing Activities. There was a $5.7 million decrease in cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities decreased by $139.3 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in cash used in financing activities was primarily due to a decrease in repayments, net of borrowings, of $210.2 million. There were other decreases in cash used of $5.1 million. The overall decrease in cash used in financing activities was partially offset by an increase of $76.0 million in repurchases of common stock, including excise tax.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than borrowings and repayments on the Revolving Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2025, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the second quarter of the fiscal year ended 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. The triggering event was due to downward revisions, during the second quarter of the fiscal year ended 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believed it would take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the second quarter of the fiscal year ended 2025. As a result, we completed quantitative assessments for the trademark and the reporting unit goodwill in the second quarter of the fiscal year ended 2025, and recognized non-cash impairment charges of $430.0 million and $307.0 million, respectively. For more detailed information about our accounting conclusions and key assumptions used, refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Our goodwill balance as of September 30, 2025 and December 31, 2024, was $404.7 million and $711.5 million, respectively. As of September 30, 2025, a goodwill amount of $403.0 million was assigned to the HEYDUDE Brand segment.

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

As of September 30, 2025, we had borrowings with a face value of $1.4 billion, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of September 30, 2025. As of December 31, 2024, we had long-term borrowings with a face value of $1.4 billion and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $6.5 million based on the balances outstanding for these borrowings as of September 30, 2025.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended September 30, 2025, by $4.2 million and $0.5 million, respectively. During the nine months ended September 30, 2025, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $14.1 million and $3.0 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 7 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of September 30, 2025, the U.S. Dollar notional value of our total derivatives was $83.3 million. The fair value of these contracts at September 30, 2025, was an insignificant asset and an insignificant liability.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2025, a 10% appreciation in the value of the U.S. Dollar would result in a net decrease in the fair value of our derivative portfolio of $1.3 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in 2025, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, a total tariff of 20%, 30%, 19%, 50%, and 19% on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively, the countries in which our product is primarily manufactured. These tariffs have increased and will continue to increase the cost of certain products and negatively impact our results of operations. Furthermore, we may not be able to increase prices for our products enough to offset tariffs, which could impact our margins. There is potential for future price increases in response to tariffs, which could cause the demand for our products to go down, and thus have a negative impact on our sales. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. The ultimate impact of these and any other tariffs will depend on various factors, including the extent and duration of the tariffs and how other countries respond to the U.S. tariffs.

Other effects of these changes, including impacts on the price of raw materials, responsive or retaliatory actions from governments, such as retaliatory tariffs on imports into these countries from the U.S., and the opportunity for competitors not subject to such changes to establish a presence in markets where we participate, could also have significant impacts on our results of operations, though whether any of the foregoing actions will be taken remains unclear. The resulting effect on general economic conditions and on our business as a result of increases in prices for goods we import or our suppliers and vendors purchase to produce these items that we acquire through our supply chain are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products. We cannot predict what further action may be taken with respect to export restrictions, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business, financial condition and results of operations.

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

In connection with the acquisition of HEYDUDE, we allocated approximately $710.0 million and $1,780.0 million to goodwill and definite- and indefinite-lived intangible assets, respectively. We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the second quarter of the fiscal year ended 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill, which resulted in non-cash impairment charges of $430.0 million for the trademark and $307.0 million for the reporting unit goodwill. The triggering event was due to downward revisions during the second quarter of the fiscal year ended 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believed it would take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the second quarter of the fiscal year ended 2025. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. Changes in the assumptions used to estimate the fair value of our goodwill and indefinite-lived intangible assets could result in impairment charges in future periods as the key assumptions are inherently uncertain, require significant judgment and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends as well as the timing and success of strategic initiatives. In addition, certain factors, such as failure to achieve forecasted revenue growth rates, earnings before interest, taxes, depreciation, and amortization, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in additional impairment charges in future periods. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2025	188,215	$104.96	188,215	$1,110,008,716
August 1 - 31, 2025	1,655,414	80.85	1,655,414	976,209,075
September 1 - 30, 2025	599,671	82.19	599,671	926,934,924
Three months ended September 30, 2025	2,443,300	83.03	2,443,300	926,934,924
(1) On February 10, 2025, the Board approved an increase to our then-existing common stock repurchase authorization program up to approximately $1.3 billion of our common stock. As of September 30, 2025, approximately $926.9 million remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

During the three months ended September 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Employment Offer Letter, dated August 26, 2025, between Crocs, Inc. and Patraic Reagan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on August 29, 2025).

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

CROCS, INC.

Date: October 30, 2025	By:	/s/ Patraic Reagan
		Name:	Patraic Reagan
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)