Form 10-K
period 2025-12-31
Crocs, Inc.
filed 2026-02-12
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $4.8 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 5, 2026 was 50,233,596.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•    our online e-commerce sites, or those of our customers, or third-party digital marketplaces, not functioning effectively;
•    the dependence of our financial success in part on the strength of our relationships with, and the success of, our wholesale and distributor customers;
•    the substantial fixed costs we incur with respect to company-operated retail stores;
•    if substantial investments in businesses and operations fail to produce expected returns;
•    our dependence on employees across the globe;
•    our future growth may be dependent in part on HEYDUDE;
•    periodic litigation, which could result in unexpected expenditures of time and resources;
•    global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations;
•    disruption to our business as a result of the actions of activist stockholders or others;
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
ii

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2025

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

Our Vision

At the heart of our brands are our consumers. We have brands with broad democratic appeal and accessible price points, which are aligned with global megatrends such as casualization, comfort, and personalization. The philosophy and vision for our brands have been important drivers of our results and, we believe, will continue to be important as we strive to realize the full global potential of our brands.

Our enterprise growth priorities are currently centered around three strategic areas of focus:

•Ignite our icons through driving awareness and relevance for our brands — Central to our Crocs Brand’s DNA are our clogs, sandals, and Jibbitz™ charms, which are key product pillars that we believe will drive long-term growth. Our Classic Clog is our icon, and we continue to grow our broader clog silhouette with new designs, colors, graphics, licensed properties, and collaborations. The HEYDUDE Brand provides opportunity to play in a broader casual footwear market. The brand is known for its versatility, easy on and off characteristics, and comfort. The Wally and Wendy are distinct and innovative loafer silhouettes and represent our icons.

•Expand wearing occasions through thoughtful diversification of our product range to attract new and retain existing consumers — For the Crocs Brand, we see opportunity to diversify within our clog, sandal, personalization, and broader lifestyle product offering, ultimately attracting new consumers. We believe sandals are a natural extension of the Crocs Brand leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions and consumers. In addition to the development of our sandals product pillar, we see further opportunity to build on a broader personalization opportunity while expanding into more lifestyle occasions. For the HEYDUDE Brand, our primary focus is diversification within our core Wally and Wendy silhouettes, while pursuing natural extensions into sneakers, dress casual, boots, and sandals. Diversification within our icon silhouettes include the Stretch Sox, Stretch Canvas, Craft Linen, and Stretch Jersey.

•Drive market share gains across our Tier 1 markets through prioritization of investments behind our strategic markets — For the Crocs Brand, we are currently focused on six Tier 1 markets: (i) China, (ii) India, (iii) Japan, (iv) South Korea, (v), the U.S., and (vi) Western Europe. Our international sales in 2025 were 48.6% of Crocs Brand revenues compared to 44.1% and 41.0% in 2024 and 2023, respectively. For the HEYDUDE Brand, our current primary focus is to stabilize the U.S. marketplace, and we have made progress towards this goal. To support continued stabilization in the future, we plan to continue to support various marketing activities to ultimately drive higher brand awareness. This includes developing a pipeline of collaborations and brand activations.

Across our portfolio, leading with digital remains a priority. Digital sales include sales directly to consumers through our company-owned websites and third-party marketplaces as well as wholesale sales to our global e-tailers. Our digital sales in 2025 were 37.8% of consolidated revenues, compared to 37.2% and 37.9% of consolidated revenues in 2024 and 2023, respectively.

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for all. We offer a broad portfolio of all-season products, while remaining true to our core casual footwear heritage.

Crocs Brand

Recognized globally for our unmistakable iconic molded clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals—wedges, flips, and slides—that meet the needs of the whole family. Our mission of “everyone comfortable in their own shoes” continued in 2025 as we repeatedly brought our consumers new silhouettes, compelling collaborations, trend-right colors and graphics, and increased personalization through our Jibbitz™ charms accessories.

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

HEYDUDE Brand

The HEYDUDE Brand is known for its iconic and versatile loafer silhouette serving multitudes of wearing occasions through focusing on casualization, comfort-led functionality, and personalization. HEYDUDE also offers apparel and accessories, which we believe ultimately allows the brand to connect with more consumers and build a broader community. The HEYDUDE Brand utilizes leading technologies including a flex-and-fold outsole and ergonomic insole. The shoes are known for being lightweight, flexible, and soft, with design and functional flexibility for convenience.

Marketing

Each season, we focus on presenting compelling brand stories and experiences for our new product introductions as well as our ongoing core products. We employ social and digital marketing centered on showcasing our clog, sandal silhouettes, and Jibbitz™ charms for the Crocs Brand and our loafer, sneaker, and boot silhouettes for the HEYDUDE Brand. We continue to invest in partnerships including Pokémon, MLB, Hello Kitty, Millie Bobby Brown, and Riley Green. Innovation is not only core to our brands’ values; it is at the forefront of how we drive consumer acquisition and engagement. We strive to listen and respond quickly to our customers to give them new and innovative reasons to continue to choose the Crocs and HEYDUDE brands. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on total marketing costs for the year.

Corporate Responsibility and Sustainability Initiatives

As one of the world’s largest footwear companies, we aim to make a positive impact on the global footwear industry, for people, and for our planet. Our 2025 Comfort Report, which is expected to be published in the first half of 2026, is our annual publication that provides an explanation of our progress towards our purpose of creating a more comfortable world for all. Our Comfort Report will be made available on the Investor Relations section of our website located at www.investors.crocs.com. Except where specified otherwise, all information in the forthcoming Comfort Report and below corporate responsibility and sustainability (“CRS”) discussion pertains to Crocs, Inc. as of December 31, 2025. The content provided in our Comfort Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

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

In 2025, we completed a greenhouse gas inventory for the Crocs, Inc. enterprise, including both the Crocs and HEYDUDE brands, based on 2024 data. In 2025, we refocused our bio-circular materials strategy to the Crocs Classic Clog Portfolio, maintaining 25% bio-circular content on a mass balance basis across Classics as verified by the International Sustainability and

Carbon Certification (“ISCC PLUS”), supporting our journey to Net Zero by 2040. We also maintained our membership with Cascale (formerly the Sustainable Apparel Coalition), continued to progress the work of the Footwear Collective as a founding member and enhanced the tracking of our energy use, water use, and waste generation.

In 2025, we also expanded our “Old Crocs. New Life.” consumer takeback program to Crocs stores in Europe. This program allows our Crocs consumers to return their gently worn or well-loved Crocs shoes to over 200 retail stores across the U.S., Canada, and Europe, or via a mail-back initiative, to be donated to communities in need or repurposed into something new. We also restocked our “Keep it Going” classic clog, made of 25% post-consumer recycled content created from Crocs shoes we’ve taken back.

More detail on these initiatives, as well as our ambitions, will be provided in our upcoming Comfort Report.

Social

As of December 31, 2025, we employed more than 8,010 employees globally, including approximately 4,940 employees in our retail stores, 2,230 employees at our corporate/regional offices, and 840 employees at our distribution centers.

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

We also seek to extend the reach of our impact through our global community giving program. In 2025, we expanded our “Step Up to Greatness” program focused on supporting non-profit partners that help young people build new skills, grow confidence, and open doors to new opportunities. In addition to partnering with Big Brothers Big Sisters, the largest youth mentoring organization in the United States and Canada, we also announced a global partnership with UNICEF’s Upshift program, a social innovation accelerator that equips young people with skills, mentorship, and entrepreneurial training. We continued to show up for our communities in times of need, donating shoes and funds in the wake of crises, such as the impacts following the floods in Texas and wildfires in California in 2025.

Governance

Strong corporate governance mechanisms, along with robust internal controls over our financial reporting framework, are the foundation for our progress toward our environmental and social ambitions. The basis of this is our Board of Directors (the “Board”), which was comprised of 22% female and 22% historically underrepresented racial/ethnic members as of December 31, 2025.

In 2025, our Governance and Corporate Responsibility committee (the “GCR Committee”) of our Board, comprised of three independent directors, continued its oversight of our efforts and received quarterly updates on the development of our CRS program. Specifically, the GCR Committee assisted the Board in overseeing the Company’s significant strategies, programs, and practices relating to corporate responsibility, including social and environmental issues and impacts. Additionally, we regularly review our Enterprise Risk Management and Ethics & Compliance program frameworks to account for our social and environmental risks and opportunities, specifically including those related to climate change. All material findings and updates are elevated to and discussed with our Board quarterly by our Chief Sustainability and Compliance Officer.

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

Wholesale Channel

During the years ended December 31, 2025, 2024, and 2023, 47.9%, 50.3%, and 52.0% of our consolidated revenues, respectively, were derived through our wholesale channel. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors. Brick-and-mortar customers typically include family footwear retailers, international, national, and regional retail chains, sporting goods stores, and independent footwear retailers.

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

Direct-to-Consumer Channel

Our DTC channel includes company-operated e-commerce sites, third-party marketplaces, company-operated full-price retail stores, outlet stores, and kiosks/store-in-store locations. During the years ended December 31, 2025, 2024, and 2023, 52.1%, 49.7%, and 48.0%, respectively, of our consolidated revenues were derived through our DTC channel.

E-commerce

As of December 31, 2025, we offered our products through 23 company-operated e-commerce sites worldwide and also on third-party marketplaces. Our e-commerce presence facilitates a greater connection with our consumers and provides us with an opportunity to educate them about our products and brands. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

Retail

With the continued worldwide consumer shift toward e-commerce, we carefully manage our retail fleet, especially full-priced retail stores. As of December 31, 2025, we had 439 and 75 company-operated stores for the Crocs Brand and HEYDUDE Brand, respectively.

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. As of December 31, 2025, we had 98 full-price Crocs Brand retail stores.

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in our outlet stores as well as built-for-outlet products. As of December 31, 2025, we had 269 Crocs Brand outlet stores and 75 HEYDUDE Brand outlet stores.

Our company-operated kiosks and store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot-traffic areas. With efficient use of retail space and limited fixed cost and capital investment, we believe kiosks and store-in-store locations can be effective vehicles for selling our products in certain geographic areas. As of December 31, 2025, we had 72 Crocs Brand store-in-store locations.

The following table illustrates the net change during 2025 in the number of our company-operated retail stores (inclusive of full-price retail stores, outlet stores, kiosks, store-in-store locations, and temporary stores) by reportable operating segment and country:

	December 31, 2024	Opened	Closed	December 31, 2025
Crocs Brand
United States	172	16	2	186
South Korea	95	2	2	95
China	51	9	4	56
Japan	21	11	6	26
Singapore	17	1	—	18
Canada	9	2	—	11
Germany	10	—	—	10
Great Britain	4	6	—	10
France	2	4	—	6
Malaysia	—	5	—	5
Austria	3	—	—	3
Puerto Rico	3	—	—	3
The Netherlands	2	1	—	3
Australia	1	3	—	4
India	—	2	—	2
Ireland	—	1	—	1
Total Crocs Brand	390	63	14	439
HEYDUDE Brand
United States	52	25	2	75
Total HEYDUDE Brand	52	25	2	75
Total	442	88	16	514

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

Sourcing

Our sourcing strategy is to maintain a flexible, globally-diversified, cost-efficient third-party manufacturing base. We source our inventory production from multiple third-party manufacturers, primarily in:

•Vietnam for the Crocs Brand. We have additional third-party manufacturers in China, Indonesia, India, and Mexico, among other countries. During the years ended December 31, 2025, 2024, and 2023, approximately 45%, 51%, and 56%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the majority of operations in Vietnam, produced approximately 45%, 50%, and 47% of our production during the years ended December 31, 2025, 2024, and 2023, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 28%, 25%, and 26% of our production during the years ended December 31, 2025, 2024, and 2023, respectively.
•Vietnam for the HEYDUDE Brand. We have additional third-party manufacturers in China, Cambodia, Indonesia, and India. During the years ended December 31, 2025, 2024 and 2023, approximately 44%, 20%, and 5%, respectively, of our HEYDUDE Brand production was in Vietnam. Prior to 2025, the majority of our HEYDUDE Brand production was in China.

We believe any potential concentration risk is mitigated by the fact that the manufacturing capabilities required to produce our footwear are broadly available for both brands. Nonetheless, see the risk factors under “Risks Related to our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.” and “Risks Related to International Operations —Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures, could adversely affect our business” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information on risks associated with sourcing.

Distribution and Logistics

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2025, we principally stored our finished goods inventory in company-operated warehouses and distribution and logistics facilities located in the U.S. and the Netherlands. We also utilized third-party operated distribution centers located in the United States, Japan, China, Australia, South Korea, Singapore, India, Brazil, Canada, the Netherlands, and the United Kingdom. As of December 31, 2025, our company-operated warehouse and distribution facilities provided us with 2.9 million square feet, and our third-party operated distribution facilities provided us with 1.0 million square feet, with additional area available based on inventory levels. Additionally, certain customers pick up orders directly from our third-party manufacturers or from the port of entry.

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

Intellectual Property and Trademarks

We rely on a combination of trademarks, copyrights, trade secrets, trade dress, and patent protections to establish, protect, and enforce our intellectual property rights in our product designs, brands, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution, and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks for the Crocs Brand include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Korea, Taiwan,

China, Canada, United Kingdom, and Australia, among other countries. Our major trademarks for the HEYDUDE Brand include the HEYDUDE logo and word mark. The HEYDUDE word mark is registered in the U.S., the European Union, China, Canada, Singapore, Korea, United Kingdom, and Australia among others. Protection for the HEYDUDE logo has published in the U.S. and other countries and has moved to registration in some, including Singapore, Canada, China, Korea, the European Union, the United Kingdom, Australia, Brazil, Japan, Mexico, and New Zealand, among others. We also have registrations or pending trademark applications for other marks and logos in various countries around the world.

In the U.S., our patents are generally in effect for up to 20 years from the date of filing the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to have become generic. We believe our trademarks and patents are crucial to the successful marketing and sale of our products. We strategically register, both domestically and internationally, the trademarks and patents covering certain product designs and branding that we utilize today. We aggressively police our patents, trademarks, and copyrights and pursue those who infringe upon them, both domestically and internationally, through opposition efforts, litigation, and otherwise, as we deem necessary.

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

Competition

The global casual, athletic, and fashion footwear markets are highly competitive. Although we do not believe that we compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and e-commerce businesses compete with companies including, but not limited to: NIKE, Inc., adidas AG, Deckers Outdoor Corporation, Birkenstock Holding plc., Steven Madden, Ltd., Wolverine World Wide, Inc., and V.F. Corporation. Our company-operated retail locations and e-commerce sites also compete with some of our wholesale partners.

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

Available Information

We file with, or furnish to, the SEC reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge on our corporate website (www.crocs.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Copies of any materials we file with the SEC can be obtained free of charge at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this Annual Report on Form 10-K) is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.

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

In the past, several footwear companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining revenues and losses, and our business may be similarly affected in the future. For example, during the second quarter of the fiscal year ended 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the ‘reporting unit”) goodwill. The triggering event was due to downward revisions during the second quarter of the fiscal year ended 2025 to our internal HEYDUDE Brand forecast as a result of the extended time we believed it would take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the second quarter of the fiscal year ended 2025. See also the risk factor under “Financial and Accounting Risks — We may incur impairments of the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our business and financial results.” Consumer demand for our products and the equity of our brands could also diminish significantly if we, among other things, fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets.

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

See also the risk factor under “Risks Specific to Our Company and Strategy — Our future growth may be dependent in part on HEYDUDE.”

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

We establish relationships with both celebrity endorsers and design, celebrity, and brand collaborators to develop, evaluate, and promote our products, as well as strengthen our brands. In a competitive environment, the costs associated with establishment and retention of these relationships may increase. If we are unable to maintain current associations and/or to establish new associations in the future, this could adversely affect our brands’ visibility and strength and result in a negative impact to financial results. In addition, actions taken, allegations of wrongdoing, or statements made by celebrity endorsers and collaborators associated with our products that harm the public image and reputations of those endorsers and collaborators, or our decisions to cease collaborating with them in light of actions taken, allegations of wrongdoing, or statements made by them, could also seriously harm the image of our brands with consumers and, as a result, could have an adverse effect on our sales and financial condition.

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

Risks Related to the Economy

Changes in global economic conditions, including, but not limited to, those driven by tariffs and/or inflation, may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause consumers, wholesalers, and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher tariffs, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues such as a pandemic, or other economic factors, certain of which effects, including cost inflation, we have experienced since 2023 and currently expect to continue to experience in 2026.

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

If global economic and financial market conditions deteriorate, or remain weak, for an extended period of time, the following factors, among others, could have a material adverse effect on our business and financial results:

•Changes in foreign currency exchange rates relative to the USD could have a material impact on our reported financial results. See the risk factor under “Risks Related to International Operations — Changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan or other global currencies could have a material adverse effect on our business and financial results” for more information.
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
•If we are unable to mitigate the impact of supply chain constraints, tariffs, and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Furthermore, even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales.

In 2024, the Federal Reserve raised interest rates multiple times in response to concerns about inflation, though it subsequently lowered interest rates multiple times in 2025 and further interest rate changes remain uncertain. Higher interest rates, coupled with reduced government spending and volatility in financial markets may also increase economic uncertainty and negatively affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, on favorable terms, or more dilutive.

Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation, higher tariffs, and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products. See the risk factor under “Risks Related to International Operations — Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business.” for more information.

Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations.

The ongoing war between Israel and Hamas as well as the ongoing war between Russia and Ukraine have adversely affected the global economy and have resulted in geopolitical instability. While we derived immaterial revenues from markets in and around these conflict zones in 2025, the instability resulting from these wars could cause an adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers, or employees should tensions escalate. Further escalation of geopolitical tensions could also result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

A pandemic, epidemic, or other public health emergency has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations.

Pandemics, epidemics, and other public health emergencies have, among other things, caused global macroeconomic uncertainty, disrupted consumer spending and supply chains, contributed to various global shipping delays and port congestions, and created significant volatility and disruption of financial markets. For example, global supply chain disruptions during fiscal years 2021 and 2022 negatively impacted our gross margins and net income and any pandemics, epidemics, and other public health emergencies could do so again in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We also rely on international shipping to transport our products to their various geographic markets. At times in the past, international shipping to the U.S. has been disrupted and delayed due to congestion in ports, and despite our actions to mitigate these impacts, we have been negatively impacted by global logistics challenges. Additional delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. Furthermore, at times in the past,, our third-party manufacturers, distribution centers, where we manage our inventory, and our third-party partners experienced disruptions that impacted our supply chain and increased global lead-time for our products, including port congestion, temporary closures, and worker shortages. Additionally, as a consequence of the COVID-19 pandemic, reductions in the number of ocean carrier voyages and capacity delayed the arrival of imports and increased ocean transport costs globally. Additionally, supply chain labor costs have remained a significant pressure since 2023, as meaningful increases in pay rates were implemented to ensure a sufficient and stable workforce. As supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, and we face increased risk of order cancellations. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesalers, and diminished brand loyalty.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam, China, Indonesia, India, and Mexico. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity, and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders, as discussed in more detail below. During the years ended December 31, 2025, 2024, and 2023, approximately 45%, 51%, and 56%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the majority of operations in Vietnam, produced approximately 45%, 50%, and 47% of our production during the years ended December 31, 2025, 2024, and 2023, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 28%, 25%, and 26% of our production during the years ended December 31, 2025, 2024, and 2023, respectively. During the years ended December 31, 2025, 2024, and 2023, approximately 44%, 20%, and 5%, respectively, of our HEYDUDE Brand production was in Vietnam. Prior to 2025, the majority of our HEYDUDE Brand production was in China. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our quality standards. Furthermore, due to the relative concentration of our third-party manufacturers, we may be subject to an increased risk of supply chain disruption, particularly in the event of a natural disaster, pandemic, epidemic, geopolitical tension, or other event impacting the region outside of our control. In addition, disruption at the facilities of our third-party manufacturing partners as a result of a pandemic or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages has had an adverse effect on our supply chain in the past and may have a material adverse effect in the future. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” and “Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.”

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, including those caused by pandemics, work stoppages, political instability, including the ongoing war between Israel and Hamas, the ongoing war between Russia and Ukraine, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, cost inflation, changes in governmental policies or laws, and the imposition of tariffs, import and export controls, and other barriers. Because we do not manufacture products internally, we cannot offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products have required us, and may require us again in the future, to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. Furthermore, the cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

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

See also the risk factors under “Risks Related to International Operations — Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” and “Risks Related to International Operations — We conduct significant business activity outside the U.S., which exposes us to risks of international commerce.”

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

In addition, we rely on a number of company-operated and third-party operated distribution facilities around the world to warehouse and ship products to our customers and to our retail stores and perform other related logistics services. Our ability to meet our needs and the needs of our customers depends, in part, on the operation of these distribution centers. Our distribution centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including, but not limited to, natural disasters, severe weather, labor shortages, fires, system failures, software viruses, security breaches, and/or pandemics, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our retail stores, increased costs, and longer lead times associated with the distribution of our products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations have been in the past, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times, port congestion, and increased freight costs, the uncertain economic environment, tariffs, and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our gross margins, results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. We are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted, and could continue to negatively impact our ability to meet consumer demand, which in turn has impacted, and could in the future impact our net sales revenues and market share. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.”

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

Further, our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, gross margin compression, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. For the Crocs Brand, we pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. For the HEYDUDE Brand, we pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in Chinese Yuan and USD. In 2025, we experienced increases in revenues of approximately $9.4 million, or 0.2%, primarily due to favorable fluctuations in the Euro, partially offset by unfavorable fluctuations in the South Korean Won, relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures, could adversely affect our business.

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

For example, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including an incremental tariff of 20%, 20%, 19%, 18%, and 19% on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively, the countries in which our products are primarily manufactured. These tariffs have increased, and may continue to increase, the cost of certain products and negatively impact our results of operations. Furthermore, these foregoing factors may require us to increase prices for a greater number of products to offset tariffs. If we increase prices further, this could negatively impact consumer demand. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations. The ultimate impact of these and any other tariffs will depend on various factors, including the extent and duration of the tariffs and how other countries respond to the U.S. tariffs.

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

•political unrest, such as the ongoing war between Israel and Hamas as well as the ongoing war between Russia and Ukraine, changes in law, terrorism, natural disasters, or public health issues like a pandemic, any of which can interrupt commerce;
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

In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure there will not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For example, the UFPLA, which effectively prohibits imports of any goods made either wholly or in part in a certain area of China, generally prohibits importing goods made with forced labor into the U.S., subject to certain exceptions. While this law has not directly affected, nor do we currently expect that this law will directly affect, our supply chain, since we do not believe that our suppliers source materials from such area of China for the products they sell to us or use to manufacture our products, other companies’ attempts to shift suppliers in response to this law or other policy developments could result in, among other things, shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. In addition, the ongoing war between Israel and Hamas as well as the ongoing war between Russia and Ukraine has adversely affected the global economy. For more information, please see the risk factors under “Risks Related to the Economy — Ongoing wars could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations,” “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.,” “Risks Related to our Supply Chain — Our third-party manufacturing operations must comply with labor, trade, and other laws. Failure to do so may adversely affect us,” and “Risks Specific to Our Company and Strategy — Our business relies significantly on the use of information technology. A significant disruption to our operational technology or those of our business partners, a privacy law violation, or a data security breach could harm our reputation and/or our ability to effectively operate our business, and our financial results.”

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

If our online e-commerce sites, or those of our customers, or third-party digital marketplaces on which we operate, do not function effectively, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites and third-party e-commerce sites. Consumer expectations and the associated competitive pressures have increased and we expect that they will continue to increase relative to various aspects of our e-commerce channel, including speed of product delivery, the cost to ship our products, return policies and other evolving consumer expectations. Consumers are also increasingly using mobile-based applications and third-party digital marketplaces to engage with us and our competitors through digital experiences that are offered on mobile platforms, and we are increasingly using social media and other mobile applications to interact with our consumers as a means to market and sell our products to consumers and enhance their shopping experience. Any failure on our part or on the part of third parties to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our products and that continually meet the evolving expectations of online shoppers or any failure to provide attractive digital experiences could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including unauthorized access and denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

Furthermore, these third-party platforms may unilaterally and with little or no notice change, among other things, their algorithms, policies, fee structures, content moderation rules, data access, and programs in ways that could, among other things, increase our customer acquisition costs, or otherwise diminish the effectiveness and economics of our efforts. They may also modify order routing, payment processing, and fulfillment requirements or impose new seller standards that are costly or impracticable for us to meet. Any such changes could materially reduce traffic to our store fronts, negatively impact our conversion, impair our ability to target or retarget customers, or increase returns and chargebacks.

Our participation on these platforms also exposes us to certain operational and reputational risks. We have in the past, and may again in the future, encounter counterfeit, gray market, or unauthorized sellers offering similar or infringing products at lower prices, which could impact, among other things, our pricing and brand equity. In addition, because these platforms often control payment flows and dispute resolution processes, we may experience withheld funds, increased reserves, or unfavorable chargeback determinations that we are unable to contest effectively. In addition, platform‑mandated logistics or return policies may increase our shipping, warehousing, and reverse‑logistics costs, and fulfillment errors by platform partners may be attributed to us by consumers.

We are also exposed to evolving legal, regulatory, and geopolitical developments that may materially impact social commerce channels. Governmental actions, investigations, or restrictions targeting specific platforms or their parent companies, including potential bans, limitations on app store availability, forced divestitures, or heightened data‑privacy and content‑moderation requirements, could impair or eliminate our access to certain platforms, reduce user engagement, or necessitate costly changes to our operations and technology. Increased scrutiny of youth marketing, endorsements and influencer advertising, data collection and cross‑border data transfers, and artificial intelligence–driven recommendations may also lead to new compliance obligations, enforcement actions, fines, or litigation, including class actions and claims under consumer protection, privacy, advertising, or intellectual property laws. If we or our influencers, affiliates, or vendors fail to comply with applicable platform terms or legal requirements, we could face account suspensions, content removals, monetization limits, or termination.

Furthermore, the economics of social commerce remain uncertain. Platforms may, among other things, raise fees, reduce incentives or subsidies, revise revenue‑share arrangements, or introduce paid placement requirements that increase our customer acquisition costs or compress margins. Shifts in platform algorithms and consumer behavior can rapidly change traffic patterns and demand, and our investments in content, creative, and influencer relationships may not yield the anticipated returns. We depend on access to accurate, timely, and sufficiently granular data from these platforms to optimize marketing and inventory and restrictions on data availability, quality, or portability, whether due to platform policy, privacy laws, or technical changes, could also have a negative impact on our ability to measure performance and manage our business.

Any significant disruption, degradation, or change affecting one or more key social commerce platforms, or our inability to adapt to platform dynamics, could materially and adversely affect our revenue growth, brand perception, customer acquisition and retention, operating expenses, and overall results of operations. Given the rapid pace of change in this channel and our growing reliance on it, these risks could be exacerbated over time.

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

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location, and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2025, we opened 88 and closed 16 retail stores, and we operated 514 retail stores at December 31, 2025.

Many of our company-operated retail stores are located in shopping malls and outlet malls, and our success depends in part on obtaining prominent locations and the overall ability of the malls to successfully generate and maintain customer traffic. We cannot control the success of individual malls or store closures by other retailers, which may lead to mall vacancies and reduced customer foot-traffic. In addition, consumer spending and shopping preferences have shifted, and may continue to further shift, away from brick-and-mortar retail to e-commerce channels, both prior to, and as a result of, the COVID-19 pandemic, which may contribute to declining foot-traffic in company-operated retail locations. Continued reduced customer foot-traffic could reduce sales at our company-operated retail stores, including kiosks and store-in-store locations, or hinder our ability to open retail stores in new markets, which could in turn negatively affect our business and financial results. In addition, some of our company-operated retail stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism, resulting from an economic slowdown, political, terrorism, social, or military events, natural disasters, public health issues like a pandemic, or otherwise, is likely to adversely affect sales in our stores.

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

Our future growth may be dependent in part on HEYDUDE.

We acquired HEYDUDE in 2022. If we fail to execute our strategy, we may not accelerate the growth and success of HEYDUDE, and the brand may not perform as expected. If we are unsuccessful at, among other things, continuing to stabilize the U.S. marketplace by supporting and refining various marketing activities to drive higher brand awareness, enhancing digital capabilities, managing our wholesale relationships and refreshing the marketplace, investing in the brand’s infrastructure as well as sales and business operations, our sales and/or results of operations could be adversely affected, and our business could suffer. In addition, HEYDUDE’s product sales may not meet our expectations or those of third parties such as investors, analysts and/or other stakeholders.

Moreover, HEYDUDE depends on a limited number of third-party manufacturers that are concentrated in Vietnam and China to produce its products. Due to the relative concentration of HEYDUDE’s third-party manufacturers, disruption at the facilities of such third-party manufacturing partners, including through the effects of facility closures, reductions in operating hours and labor shortages may have a material adverse effect in the future. See the risk factors under “Risks Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs,” “Risks Related to Our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results,” and “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.”

We are subject to periodic litigation, which could result in unexpected expenditures of time and resources.

From time to time, we initiate litigation or are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. For a detailed discussion of our current material legal proceedings, see Note 17 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. An unfavorable outcome in any of these proceedings, or any future legal proceedings, could have an adverse impact on our business and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. We have also had securities class action litigation brought against us from time to time. If our stock price is volatile, we may become involved in this type of litigation again in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations, could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like a pandemic, whether occurring in the U.S. or abroad, may disrupt our operations or the operations of our vendors, other suppliers, or customers. Consequences of these events could include property damage, infrastructure damage leading to the inability of our employees and third parties to work, damage to our supply chain, unavailability of raw materials, increased manufacturing costs and disruptions to the productivity of our third-party manufacturers, disruptions to our distribution centers, disruptions to our retail stores, changes in consumer preferences or spending priorities, and energy shortages, which could result in negative impacts to our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or our third-party manufacturers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

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

There could be a material disruption to our business as a result of the actions of activist stockholders or others.

We may be subject to various legal and business challenges due to actions or proposals instituted by activist stockholders or others. Responding to such efforts can be costly and time-consuming, disrupt our business, and divert the attention of our Board, management, and employees from the pursuit of our business strategies. Activist stockholders or others may also cause perceived uncertainties as to the future direction of our company or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential consumers, and may affect our relationships with consumers, manufacturers, suppliers, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting could require us to incur significant legal and advisory fees and proxy solicitation expenses and require significant time and attention by management and our Board. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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

Furthermore, some stakeholders may disagree with our goals. There is also a risk that stakeholders may change their views on these topics over time. These parties and regulators may also hold divergent opinions on these issues as well as conflicting expectations regarding our culture, values, goals and business, which may affect how we are regulated or perceived. We are increasingly subject to scrutiny from institutional investors, advocacy organizations, and other stakeholders regarding our CRS policies, disclosures, and performance. Some stakeholders advocate for greater transparency and more aggressive CRS-related commitments in areas such as human capital, labor practices, supply chain oversight, and diversity. Others, including advocacy organizations and litigation-focused groups, have criticized these types of initiatives and have challenged companies, through lawsuits, regulatory investigations, and public campaigns, for implementing these types of strategies that they deem inconsistent with fiduciary duties or legal obligations. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.

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

Our Revolving Credit Agreement requires us to maintain certain financial covenants. A decline in our operating performance could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the Revolving Credit Agreement. We may not have sufficient funds to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lenders. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the Revolving Credit Agreement. The foregoing risks also apply to our agreement (as amended to date, the “Term Loan B Credit Agreement”) with respect to our senior secured term loan B facility (as amended to date, the “Term Loan B Facility”).

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

Our substantial indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Revolving Credit Agreement, the Term Loan B Credit Agreement, and the Notes (as defined below).

Our indebtedness has, among other things, reduced our liquidity and has caused, and could continue to cause, us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. As of December 31, 2025, we had $1,230.9 million in total indebtedness outstanding (net of $31.1 million of unamortized issuance costs related to the Term Loan B Facility and issuance of the Notes).

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

As of December 31, 2025, we had $1,230.9 million in total indebtedness outstanding (net of $31.1 million of unamortized issuance costs related to the Term Loan B Facility and issuance of the Notes), including $500.0 million outstanding on the Term Loan B Facility. We had borrowings outstanding of $62.0 million under the Revolving Facility, with total borrowing capacity of approximately $937.4 million thereunder (including $0.6 million of letters of credit outstanding as of such date).

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

In connection with the HEYDUDE acquisition, we allocated approximately $710.0 million and $1,780.0 million to goodwill and definite- and indefinite-lived intangible assets, respectively. We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the second quarter of the fiscal year ended 2025, there was a triggering event for the trademark and the reporting unit goodwill, which resulted in non-cash impairment charges of $430.0 million for the trademark and $307.0 million for the reporting unit goodwill. The triggering event was due to downward revisions during the second quarter of the fiscal year ended 2025 to our internal HEYDUDE Brand forecast as a result of the extended time we believed it would take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the current and projected impact of a weak U.S. consumer and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the second quarter of the fiscal year ended 2025. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. Changes in the assumptions used to estimate the fair value of our goodwill and indefinite-lived intangible assets could result in impairment charges in future periods as the key assumptions are inherently uncertain, require significant judgment and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends as well as the timing and success of strategic initiatives. In addition, certain factors, such as failure to achieve forecasted revenue growth rates, earnings before interest, taxes, depreciation, and amortization, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in additional impairment charges in future periods. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits or tax litigation in various jurisdictions around the world. We are regularly subject to, and are currently undergoing, audits by tax authorities in the U.S. and foreign jurisdictions for prior tax years. Please refer to Note 13 — Income Taxes and Note 15 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details regarding current tax audits. The final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits, which could have an adverse effect on our financial position and results of operations.

Future changes in domestic or international tax laws and regulations could also adversely affect our effective tax rate or result in higher income tax liabilities. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which included among other provisions, a 15% minimum tax on “adjusted financial statement income” and became effective for us beginning January 1, 2023. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. The OBBBA includes various provisions which permanently extend certain expiring provisions from the Tax Cuts and Jobs Act of 2017, many of which have different effective dates. Changes in the OBBBA include the accelerated tax recovery for certain capital investments and research and development expenditures, and changes to the business interest expense limitation. Recently, intergovernmental organizations such as the Organization for Economic Co-operation and Development (“OECD”) and European Union (“EU”) have proposed changes to the existing tax laws of member countries. For example, the OECD has introduced model rules for a new 15% global minimum tax framework, as well as a proposal on the allocation of profit among tax jurisdictions in which companies operate. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Additionally, several non-EU countries, including the United Kingdom, have recently proposed and/or adopted legislation consistent with the OECD global minimum tax framework. These tax laws and regulations could adversely impact our financial position and results of operations beyond 2026. Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, as well as legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. The final resolution of such tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance. These and any other additional changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

We maintain a formal information security training program for all employees that includes training on matters such as security awareness, phishing, artificial intelligence usage guidelines, and email security best practices. Employees are also required to complete compulsory training on compliance and data privacy.

We engage with third-party assessors, consultants, and auditors to test our cybersecurity maturity and to drive continuous monitoring and improvements. The engagement includes having independent third parties perform compliance, technical, and maturity assessments, such as (1) attack surface assessment, (2) penetration testing assessment, (3) cybersecurity maturity assessments, and (4) cybersecurity risk assessments. Assessment results in remediation planning that contributes to our information security programs, whose progress and status are reported to the Audit Committee of the Board.

We rely on our information technology (“IT”) systems and networks in connection with our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. We have implemented processes to manage the cybersecurity risks associated with our use of third-party service providers through our vendor risk management program, which includes vendor risk assessments and technology reviews based on our cybersecurity reference architecture. Our cybersecurity reference architecture is based on our Information Security Policy and covers best practices, including usage of artificial intelligence.

Despite the security measures we have implemented, certain cyber incidents could materially disrupt operational systems. Disruptions may include intentional attacks that results in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; jeopardize the security of our facilities; or cause other damage. Although the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. We continuously seek to maintain a robust program of information security and controls, but the impact of a material cybersecurity incident could have an adverse effect on our competitive position, reputation, results of operations, financial condition, and cash flows. Additionally, while we have a cybersecurity program designed to protect and preserve the confidentiality, integrity, and availability of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks. Although we maintain cybersecurity insurance, there can be no guarantee that our insurer(s) will cover specific claims, pay the full costs of an incident, or provide payment in a timely manner.

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
ITEM 2. Properties

Our principal executive and administrative offices are located at 500 Eldorado Blvd., Building 5, Broomfield, CO 80021. We lease all of our domestic and international facilities. We currently enter into short-term and long-term leases for office, warehouse, and retail, including kiosk and store-in-store, space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations and expire at various dates through the year 2037. The general location, use, and approximate size of our principal properties, as well as the reportable operating segment that utilizes each property, are given below.

Location	Reportable Operating Segment(s)	Use	Approximate Square Feet
Dayton, Ohio	Crocs Brand	Distribution center	1,322,000
Las Vegas, Nevada	HEYDUDE Brand	Distribution center	1,044,000
Dordrecht, the Netherlands	Crocs Brand, HEYDUDE Brand	Distribution center	517,000
Broomfield, Colorado	Crocs Brand, HEYDUDE Brand	Regional office and Crocs Brand headquarters	190,000
Westwood, Massachusetts	Crocs Brand, HEYDUDE Brand	Regional office and HEYDUDE Brand headquarters	70,000
Hoofddorp, the Netherlands	Crocs Brand, HEYDUDE Brand	Regional office	47,000
Singapore	Crocs Brand	Regional office	28,000

We believe these properties, particularly our distribution centers and warehouses, along with various third-party distribution centers not included above, are adequate for our operations. Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 514 retail locations worldwide as of December 31, 2025. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

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

Performance Graph

The following performance graph illustrates a five-year comparison from December 31, 2020, through December 31, 2025, of cumulative total return of our common stock, the Nasdaq Composite Total Return Index, and the Dow Jones U.S. Footwear Total Return Index. The graph assumes an investment of $100.00 on December 31, 2020, and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment
$300
$200
$100
$0
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
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

Holders

The approximate number of stockholders of record of our common stock was 36 as of February 5, 2026.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1–31, 2025	597,551	$82.57	597,551	$877,608,665
November 1–30, 2025	690,067	78.42	690,067	823,509,364
December 1–31, 2025	866,667	88.52	866,667	746,810,160
Three months ended December 31, 2025	2,154,285	83.63	2,154,285	746,810,160
(1) On February 10, 2025, the Board approved a $1.0 billion increase to our then-existing common stock repurchase authorization program. As of December 31, 2025, approximately $746.8 million remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends will continue to impact our future operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates, inflation, and future expected price increases, among other things, and as a result, there is more pressure on discretionary spending. Given this, our wholesale partners are also acting cautiously. In addition, geopolitical tensions have increased across the globe. The United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, most relevant to us, an incremental tariff of 20%, 20%, 19%, 18%, and 19% on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively. We are continuing to monitor developments with respect to these policy changes and proposals. We are continuing to mitigate the potential impacts of tariffs and the resulting effect on the consumer, including diversifying our sourcing mix, refining our cost structure, and implementing select price increases. Refer to the risk factor under “Risks Related to International Operations — Government actions and regulations, such as export restrictions, tariffs, and other trade protection measures could adversely affect our business” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for additional information.
•We have taken cost saving actions across the business that are designed to simplify the organization and reduce our cost base. These cost reduction initiatives include approximately $50 million of gross cost savings achieved for the year ended December 31, 2025, and approximately $100 million of gross cost savings identified for 2026. In connection with these initiatives, we incurred charges of just over $14 million during the year ended December 31, 2025, primarily related to operational workforce reductions. The estimates of the duration of these initiatives, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these initiatives.
•We are prioritizing returning to growth in North America for both brands, while making progress on our long-term strategic initiatives. Specifically for the Crocs Brand, we believe this will be driven by product innovation, diversification within key product categories, growth within our sandals business, and ultimately prioritizing stricter segmentation and pricing discipline across the marketplace. For the HEYDUDE Brand, we are focused on refining our marketing toward our target consumers, focusing on our core product offering, and refreshing the marketplace. For both brands, scaling digital capabilities continues to be a priority.
•Our liquidity position remains strong with approximately $130.4 million in cash and cash equivalents and $952 million in available borrowing capacity as of December 31, 2025. Our total borrowings were $1.2 billion as of December 31, 2025. We repurchased $577.2 million of our common stock during the year.

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

2025 Financial and Operational Highlights

Revenues were $4,040.6 million for the year ended December 31, 2025, a 1.5% decrease compared to the year ended December 31, 2024. The decrease was due to the net effects of: (i) lower unit sales volume in the HEYDUDE Brand, which decreased revenues by $87.4 million, or 2.1%; (ii) higher average selling price on a constant currency basis (“ASP”) driven by the HEYDUDE Brand, which increased revenues by $16.5 million, or 0.4%; and (iii) net favorable changes in exchange rates, which increased revenues by $9.4 million, or 0.2%.

The following were significant developments affecting our businesses during the year ended December 31, 2025:

•We grew Crocs Brand revenues 1.5% compared to the same period in 2024. HEYDUDE Brand revenues decreased 13.3%.
•Gross margin was 58.3% compared to 58.8% in 2024, a decrease of 50 basis points, primarily due to unfavorable duties for both brands as a result of the aforementioned incremental tariffs.
•Selling, general & administrative expenses (“SG&A”) were $1,469.4 million compared to $1,364.3 million 2024, primarily as a result of increased investment in talent and higher costs in the DTC channel. As a percent of revenues, SG&A increased to 36.4% of revenues compared to 33.3% in 2024.

•Asset impairments were $738.1 million, primarily driven by the partial impairment of the HEYDUDE indefinite-lived trademark and HEYDUDE Brand reporting unit goodwill. Refer to Note 4 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements of this Annual Report on Form 10-K.
•Income from operations was $149.5 million for the year ended December 31, 2025, compared to income from operations of $1,021.9 million for the year ended December 31, 2024. Net loss was $81.2 million, or $1.50 per diluted share, compared to net income of $950.1 million, or $15.88 per diluted share, in 2024.

Results of Operations

Comparison of the Years Ended December 31, 2025, and 2024

A discussion of our comparison between 2025 and 2024 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2024, and December 31, 2023, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.crocs.com).

	Year Ended December 31,		$ Change		% Change
			Favorable (Unfavorable)
	2025	2024	2025-2024		2025-2024
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$4,040,647	$4,102,108	$(61,461)		(1.5)%
Cost of sales	1,683,592	1,691,850	8,258		0.5%
Gross profit	2,357,055	2,410,258	(53,203)		(2.2)%
Selling, general and administrative expenses	1,469,425	1,364,265	(105,160)		(7.7)%
Goodwill impairment	307,000	—	(307,000)		(100.0)%
Asset impairments	431,115	24,082	(407,033)		(1,690.2)%
Income from operations	149,515	1,021,911	(872,396)		(85.4)%
Foreign currency gains (losses), net	9,843	(6,777)	16,620		245.2%
Interest income	1,844	3,484	(1,640)		(47.1)%
Interest expense	(88,287)	(109,264)	20,977		19.2%
Other income, net	63	1,231	(1,168)		(94.9)%
Income before income taxes	72,978	910,585	(837,607)		(92.0)%
Income tax expense (benefit)	154,176	(39,486)	(193,662)		(490.5)%
Net income (loss)	$(81,198)	$950,071	$(1,031,269)		(108.5)%
Net income (loss) per common share:
Basic	$(1.50)	$16.00	$(17.50)		(109.4)%
Diluted	$(1.50)	$15.88	$(17.38)		(109.4)%

Gross margin (1)	58.3%	58.8%	(50)	bp	(0.9)%
Operating margin (1)	3.7%	24.9%	(2,120)	bp	(85.1)%
Footwear unit sales:
Crocs Brand	128,938	127,000	1,938		1.5%
HEYDUDE Brand	22,457	26,950	(4,493)		(16.7)%
Average footwear selling price - nominal basis (2):
Crocs Brand	$25.40	$25.52	$(0.12)		(0.5)%
HEYDUDE Brand	$31.67	$30.54	$1.13		3.7%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and footwear accessories revenues divided by footwear units.

Revenues by Channel

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2025	2024	2025-2024	2025-2024
	(in thousands)
Crocs Brand:
Wholesale	$1,599,374	$1,607,546	(0.5)%	(0.5)%
Direct-to-consumer	1,726,433	1,670,421	3.4%	2.9%
Total Crocs Brand	3,325,807	3,277,967	1.5%	1.3%
HEYDUDE Brand:
Wholesale	336,325	456,472	(26.3)%	(26.5)%
Direct-to-consumer	378,515	367,669	2.9%	2.8%
Total HEYDUDE Brand	714,840	824,141	(13.3)%	(13.5)%
Total consolidated revenues	$4,040,647	$4,102,108	(1.5)%	(1.7)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Revenues. In the year ended December 31, 2025, revenues decreased $61.5 million, or 1.5%, compared to 2024. The decrease in revenue was driven by lower volume of $87.4 million, or 2.1%, primarily due to lower volume in the HEYDUDE Brand, partially offset by higher volume in the Crocs Brand. Higher average selling price on a constant currency basis (“ASP”) for the HEYDUDE Brand increased revenues by $26.7 million, or 0.7%, driven mostly by favorable channel mix, partially offset by unfavorable product mix. This increase was partially offset by lower ASP for the Crocs Brand, which decreased revenues by $10.2 million, or 0.2%, driven mostly by increased discounting, partially offset by favorable channel mix. Net favorable foreign currency fluctuations also increased revenues by $9.4 million, or 0.2%, primarily due to favorable fluctuations in the Euro, partially offset by unfavorable fluctuations in the South Korean Won.

Gross margin. Gross margin was 58.3% compared to 58.8% in 2024. This was primarily due to incremental duties of 130 basis points and higher freight and fulfillment costs of 40 basis points, for both brands. The overall decrease in gross margin was offset in part by lower product costs in the Crocs Brand of 70 basis points, and favorable brand mix of 30 basis points.

In the years ended December 31, 2025, and 2024, cost of sales included $488.4 million and $487.1 million, respectively, of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores, and end customers.

Selling, general and administrative expenses. SG&A increased $105.2 million, or 7.7%, during the year ended December 31, 2025, compared to the same period in 2024, primarily driven by increased investment in talent of $45.1 million, costs associated with an operational workforce reduction of $13.4 million, increased marketing of $16.1 million, higher DTC costs, as a result of investment in the channel and variable costs associated with increased channel revenues, of $39.1 million, and net decreases in other costs of $8.5 million.

Goodwill and Asset impairments. Goodwill and Asset impairments increased $714.0 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to non-cash impairment charges in the current year of $430.0 million related to the indefinite-lived HEYDUDE trademark and $307.0 million for HEYDUDE Brand reporting unit goodwill. The increase in Goodwill and Asset impairments was partially offset by prior year non-cash impairment charges of $18.2 million for information technology systems related to the HEYDUDE integration, $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands, none of which recurred in the current year. For additional information, refer to Note 4 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements of this Annual Report on Form 10-K.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on certain foreign currency derivative instruments. During the year ended December 31, 2025, we recognized realized and unrealized net foreign currency gains of $9.8 million compared to losses of $6.8 million during the year ended December 31, 2024.

Interest expense. Interest expense during the year ended December 31, 2025, decreased $21.0 million, or 19.2%, primarily due to lower outstanding borrowings and lower weighted average interest rates on each of the Term Loan B Facility (as defined herein) and the Revolving Facility (as defined herein) in the current year.

Income tax expense (benefit). During the year ended December 31, 2025, we recognized an income tax expense of $154.2 million on pre-tax book income of $73.0 million, representing an effective tax rate of 211.3%, compared to an income tax benefit of $39.5 million on pre-tax book income of $910.6 million in 2024, which represented an effective tax rate of (4.3)%. The current year effective tax rate is higher primarily due to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in 2025, which are not deductible for tax purposes. Our effective tax rate has varied dramatically in recent years due to intra-entity intellectual property rights transactions, differences in our profitability levels and relative operating earnings across multiple jurisdictions, and by changes in the valuation allowance.

In 2025, in one relevant jurisdiction, we settled a portion of the uncertain tax positions associated with the 2023 IP transactions that resulted in the release of uncertain tax positions of $34.1 million. The other relevant uncertain tax positions associated with the 2023 IP transactions remain unchanged. The impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill also impact the net deferred tax assets since the GAAP carrying value decreased. As of December 31, 2025, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions, was $114.2 million.

In 2024, we completed an intra-entity transaction related to certain intellectual property rights primarily to align with current and future international operations. The transaction resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the intellectual property rights. Foreign deferred tax assets increased by $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit in 2024. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit. As of December 31, 2025, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions, was $289.8 million.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2025, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Valuation allowances recorded against deferred tax assets increased by a net $58.8 million.

The 2025 impact of changes in valuation allowances to the effective tax rate was an unfavorable impact of $58.2 million, equating to a 79.7% unfavorable impact. We maintain valuation allowances of approximately $300.4 million as of December 31, 2025, which may be reduced in the future depending upon the achieved profitability of certain jurisdictions as well as the magnitude of the profitability.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2025	2024	2025-2024	2025-2024
	(in thousands)
Revenues:
Crocs Brand revenues	$3,325,807	$3,277,967	1.5%	1.3%
HEYDUDE Brand revenues	714,840	824,141	(13.3)%	(13.5)%
Total consolidated revenues	$4,040,647	$4,102,108	(1.5)%	(1.7)%
Income from operations:
Crocs Brand income from operations	$1,111,679	$1,182,012	(6.0)%	(5.7)%
HEYDUDE Brand income from operations	(668,855)	137,401	(586.8)%	(586.7)%
Enterprise corporate	(293,309)	(297,502)	1.4%	1.5%
Total consolidated income from operations	149,515	1,021,911	(85.4)%	(85.1)%
Foreign currency gains (losses), net	9,843	(6,777)	245.2%
Interest income	1,844	3,484	(47.1)%
Interest expense	(88,287)	(109,264)	19.2%
Other income (expense), net	63	1,231	(94.9)%
Income before income taxes	$72,978	$910,585	(92.0)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. The Crocs Brand segment grew revenues for the year ended December 31, 2025, compared to 2024, primarily due to higher volume. Net favorable currency fluctuations also increased revenues. The overall increase in Crocs Brand revenues was offset in part by lower ASP, mainly due to increased discounting, partially offset by favorable channel mix.

Income from Operations. During the year ended December 31, 2025, income from operations for our Crocs Brand segment was $1,111.7 million, a decrease of $70.3 million, or 6.0% from 2024. Gross margin was 61.3% for the year ended December 31, 2025, a decrease of 30 basis points compared to 2024. The decrease in gross margin was primarily due to unfavorable duties and higher freight and fulfillment costs, partially offset by lower product costs.

During the year ended December 31, 2025, SG&A for our Crocs Brand segment increased by $89.5 million, or 10.7%, compared to 2024, primarily due to increased investments in talent and marketing and higher costs in the DTC channel, as a result of investment in the channel and variable costs.

HEYDUDE Brand

Revenues. During the year ended December 31, 2025, HEYDUDE revenues decreased compared to 2024, primarily due to lower volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to favorable channel mix, partially offset by unfavorable product mix.

Income from Operations. For the HEYDUDE Brand, loss from operations during the year ended December 31, 2025, was $668.9 million, a decrease of $806.3 million, or 586.8%, compared to 2024. Gross margin was 44.8% for the year ended December 31, 2025, a decrease of 290 basis points, primarily due to unfavorable duties, higher freight and fulfillment costs, and higher product costs, partially offset by favorable channel mix.

During the year ended December 31, 2025, SG&A, including asset impairments, for the HEYDUDE Brand segment increased by $733.0 million, or 286.5%, primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and

HEYDUDE Brand reporting unit goodwill, as discussed above, which was partially offset by prior year impairments costs of the right-of-use assets for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, that did not recur in the current year. SG&A also increased overall for the HEYDUDE Brand due to increased investments in talent and higher costs in the DTC channel, as a result of investment in the channel and variable costs, mostly offset by decreased investments in variable marketing.

Enterprise Corporate

During the year ended December 31, 2025, total net costs within ‘Enterprise corporate’ increased $4.2 million, or 1.4%, compared to the same period in 2024, primarily due to an increased investment in talent, costs associated with an operational workforce reduction, and higher information technology costs, mostly offset by a prior year non-cash impairment charge for information technology systems related to the HEYDUDE integration that did not recur in the current year.

Store Locations and Digital Sales Percentage

As of December 31, 2025, we had 439 company-operated retail locations for the Crocs Brand, inclusive of 200 retail locations in North America and 239 retail locations internationally. As of December 31, 2025, we had 75 company-operated retail locations for the HEYDUDE Brand. As of December 31, 2024, we had 390 company-operated retail locations for the Crocs Brand, inclusive of 184 retail locations in North America and 206 retail locations internationally. As of December 31, 2024, we had 52 company-operated retail locations for the HEYDUDE Brand.

Digital sales, which includes sales through our company-owned website, third-party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by reportable operating segment were:

	Year Ended December 31,
	2025	2024
Digital sales as a percent of total revenues:
Crocs Brand	36.5%	36.4%
HEYDUDE Brand	43.5%	40.3%
Total	37.8%	37.2%

Liquidity and Capital Resources

Our liquidity position as of December 31, 2025, was:

December 31, 2025
(in thousands)
Cash and cash equivalents	$130,354
Available borrowings	952,416

As of December 31, 2025, we had $130.4 million in cash and cash equivalents and up to $952.4 million of available borrowings, including $937.4 million remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of December 31, 2025, the Term Loan B Facility (as defined below) was fully drawn, and there was no available borrowing capacity. We believe that our cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility and Citibank Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of December 31, 2025, without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2025, we held $118.2 million of our total $130.4 million in cash and cash equivalents in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $118.2 million, an insignificant amount is currently restricted by local laws or otherwise.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of 3.25 to 1.00 (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At December 31, 2025, we had $62.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2025, and 2024, we had $937.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, which was amended on August 8, 2023, (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820.0 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the “Term Loan B Facility”), to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17, 2029, though we have the ability to request extensions as set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

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

As of December 31, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the year ended December 31, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of December 31, 2025, and 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Company has the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company also had the option to redeem some or all of the 2029 Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2025, we were in compliance with all financial covenants under the Notes.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		$ Change	% Change
	2025	2024	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$710,431	$992,486	$(282,055)	(28.4)%
Cash used in investing activities	(51,231)	(69,347)	18,116	26.1%
Cash used in financing activities	(714,565)	(886,048)	171,483	19.4%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,598	(6,510)	12,108	(186.0)%
Net change in cash, cash equivalents, and restricted cash	$(49,767)	$30,581	$(80,348)	(262.7)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities decreased $282.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by decreases in operating assets and liabilities of $288.9 million, primarily due to the decrease in income taxes payable, accounts receivable, and inventories, partially offset by an increase in net income, adjusted for non-cash items, of $6.8 million.

Investing Activities. There was a $18.1 million decrease in cash used in investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024. This was due to a decrease in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities decreased by $171.5 million in the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in cash used in financing activities was primarily due to a decrease in repayments, net of borrowings, of $195.2 million. There were other decreases in cash used of $6.2 million. The overall decrease in cash used in financing activities was partially offset by an increase of $29.9 million in repurchases of common stock, including excise tax.

Stock Repurchases

On February 10, 2025, the Board approved a $1.0 billion increase to our then-existing common stock repurchase authorization. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

During the year ended December 31, 2025, we repurchased 6.5 million shares of our common stock at a cost of $577.2 million, including commissions. During the year ended December 31, 2024, we repurchased 4.3 million shares of our common stock at a cost of $551.2 million, including commissions.

As of December 31, 2025, we had remaining authorization to repurchase approximately $746.8 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

See Note 10 — Equity in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our repurchases and repurchase authorizations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. Our material future cash obligations as of December 31, 2025, include the following:

	Less than 1 Year	Thereafter	Total
	(approximately, in thousands)
Debt-related:
Debt obligations (1)	$—	$1,262,000	$1,262,000
Interest on debt obligations (1)	62,600	176,300	238,900
Purchase commitments (2)	274,200	—	274,200
Lease-related (3):
Lease obligations	98,500	362,300	460,800
Total	$435,300	$1,800,600	$2,235,900
(1) Represents future interest payment obligations, which are estimated by assuming the amounts outstanding under our Term Loan B Facility, Notes, Revolving Facility, and Citibank Facility and the interest rates in effect as of December 31, 2025, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time for certain borrowing instruments, as described in Note 9 — Borrowings.
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
(3) Our operating lease obligations consist of leases for real estate, which includes retail, warehouse, distribution center, and office spaces and represent the minimum cash commitment under contract to various third parties for operating lease obligations. For more information on our lease obligations and obligations for leases not yet commenced, refer to Note 6 — Leases in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

We had no material off-balance sheet arrangements as of December 31, 2025, other than certain purchase commitments, as described in the footnote (2) above.

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

We perform our goodwill impairment testing for each reporting unit that has goodwill. During the years ended December 31, 2025, 2024, and 2023, we had two reporting units, comprised of a reporting unit within the HEYDUDE Brand segment and a reporting unit within the Crocs Brand segment. We perform our indefinite-lived intangible impairment testing at the asset level.

When performing our annual test for impairment, we may assess goodwill and indefinite-lived intangible assets for potential impairment using either a qualitative or quantitative assessment. The qualitative assessment may evaluate factors such as macroeconomic conditions, industry and market considerations, and overall financial performance, among other factors. If we determine that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. For the quantitative assessment, we compare the estimated fair value of the trademark and reporting unit with their respective carrying value, including the goodwill assigned to the reporting unit. If carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. In the second quarter of the fiscal year ended 2025, we recorded an impairment charge related a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill.

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

Certain factors, such as failure to achieve forecasted revenue growth rates, EBITDA, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in impairment charges in future periods. Refer to the risk factor under “Financial and Accounting Risks — We may incur impairments of the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our business and financial results” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for additional information.

We did not record any impairment charges in the years ended December 31, 2024, or 2023, based on the results of our goodwill and indefinite-lived intangible assets impairment testing, and we did not record any additional impairment charge based on the results of the annual 2025 goodwill and indefinite-lived intangible assets impairment testing. As of December 31, 2025, our HEYDUDE Brand reporting unit had $403.0 million in recorded goodwill and the estimated fair value of the reporting unit exceeded the assigned carrying value by more than 10%. As of December 31, 2025, the recorded amount of our HEYDUDE Brand indefinite-lived intangible asset was $1.1 billion and the estimated fair value exceeded the assigned carrying value by less than 10%. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies and Note 4 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to our goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets

Property and equipment, right-of-use assets, and definite-lived intangible assets, such as customer relationships and capitalized software, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be fully recoverable. This represents a critical accounting policy as our impairment evaluations include significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. Testing of long-lived assets for impairment is at the level of an asset group, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our retail business, the asset group for impairment testing is each individual retail store. For customer relationships, impairment testing is performed at the HEYDUDE Brand asset group level. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition, where applicable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value, less costs to sell.

In determining future cash flows, we take various factors into account, including the remaining useful life of each asset group, forecasted growth rates, EBITDA, pricing, working capital, capital expenditures, and other cash needs specific to the asset group. Additional considerations when assessing impairment include changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product, and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets. Since the determination of future cash flows is an estimate of future performance, future impairments may arise in the event that future cash flows do not meet expectations.

In 2025, we recorded non-cash impairments of $1.1 million related to the discontinuation of an information technology project. In 2024, we recorded non-cash impairments of $18.2 million for information technology systems related to the HEYDUDE integration and $5.9 million related to our former HEYDUDE Brand warehouse in Las Vegas, Nevada, and our former Crocs Brand warehouse in Oudenbosch, the Netherlands. In 2023, we recorded non-cash impairments of $9.3 million related to our former corporate headquarters. See Note 7 — Fair Value Measurements in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

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

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns and allowances may be caused by many factors, including, but not limited to, whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns and allowances have not differed significantly from our estimates. A hypothetical 10% increase in our reserves for returns and allowances as of December 31, 2025, would have decreased our revenues during the year ended December 31, 2025, by $0.7 million.

Income Taxes

Income Tax Accounting

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low tax income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not to be sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds. Due to the complexity of some of these judgments and uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution. We recognize interest and penalties related to unrecognized tax benefits within the ‘Income tax expense (benefit)’ line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2025, which are considered to be indefinitely reinvested outside of the U.S.

See Note 13 — Income Taxes in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to income taxes.

Intellectual Property Income Tax Implications

In 2025, in one relevant jurisdiction, we settled a portion of the uncertain tax positions associated with the 2023 intellectual property (“IP”) transactions that resulted in the release of uncertain tax positions of $34.1 million. The other relevant uncertain tax positions associated with the 2023 IP transactions remain unchanged. The impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill also impact the net deferred tax assets since the GAAP carrying value decreased. As of December 31, 2025, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions was $114.2 million.

In 2024, we completed an intra-entity transaction related to certain IP rights primarily to align with current and future international operations. The transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth, which is inherently uncertain and, therefore, may ultimately differ materially from our actual results. Foreign deferred tax assets increased by $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit in 2024. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit. As of December 31, 2025, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions, was $289.8 million.

In 2023, we completed transactions that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of that IP. These transactions were also executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. As of December 31, 2024, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions was $271.7 million.

In 2020 and in 2021, we completed transactions that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of that IP. These transactions were also executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. As of December 31, 2024, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions was $377.1 million. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 intellectual property rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit. As of December 31, 2025, the related net deferred tax asset, net of applicable valuation allowance and uncertain tax positions was $401.6 million.

In order to support and sustain the amortizable tax basis for these transactions (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands and Singapore. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands and Singapore subsidiaries serve as the primary corporate headquarters outside of the U.S. and already perform significant functions in support of the economic ownership of the IP. In 2025, we undertook activities to align business operations that support the economic substance of the IP.

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

As of December 31, 2025, we had borrowings with a face value of $1,262.0 million, comprised of the Notes, which carry a fixed interest rate, the Term Loan B Facility, and the Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of December 31, 2025. As of December 31, 2024, we had long-term borrowings with a face value of $1,390.0 million and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $5.6 million based on the balances outstanding for these borrowings as of December 31, 2025.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the year ended December 31, 2025, by $17.8 million and $9.0 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on this Form 10-K. As of December 31, 2025, the U.S. Dollar notional value of our total derivatives was $222.6 million. The fair value of these contracts at December 31, 2025, was an insignificant asset and an insignificant liability. See Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of risks to our business and financial results associated with foreign currencies.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of December 31, 2025, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of $14.1 million.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statements of operations for the years ended December 31, 2025, and 2024.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2025.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our principal executive officer and principal financial officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2026

ITEM 9B. Other Information

During the three months ended December 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025, with the exception of those items listed below.

Equity Compensation Plan Information

As shown in the table below, we reserved 1.1 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (3)	1,068,498	$6.98	2,889,550
Equity compensation plans not approved by stockholders	—	—	—
Total	1,068,498	$6.98	2,889,550
(1) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2025, and assumes target performance for performance-based equity awards.
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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to the consolidated financial statements on page F-1.

(2) Financial Statement Schedule

Other schedules are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

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

4.10
Third Supplemental Indenture, dated January 29, 2025, by and among Crocs, Inc., Colorado Footwear Financial Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.10 to Crocs Inc.’s Annual Report on Form 10-K filed on February 13, 2025).

Exhibit Number		Description
4.11
Fourth Supplemental Indenture, dated February 28, 2025, by and among Crocs, Inc., Crocs Europe Financial B.V. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 8, 2025).

4.12
Fourth Supplemental Indenture, dated February 28, 2025, by and among Crocs, Inc., Crocs Europe Financial B.V. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 8, 2025).

10.1	#
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

10.2	#
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

10.5	#
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

10.6	#
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

10.7	#
Sixth Amendment to Second Amended and Restated Credit Agreement, dated December 4, 2024, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, Inc., Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 5, 2024).

10.8	#
Term Loan Credit Agreement, dated February 17, 2022, by and among Crocs, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

Exhibit Number		Description
10.9	#
Refinancing Amendment, dated as of August 8, 2023, by and among Crocs, Inc., a Delaware corporation, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on August 8, 2023).

10.10	#
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

10.21	*
Employment Offer Letter dated February 16, 2024 between Crocs, Inc. and Terence Reilly (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 8, 2025).

10.22	*	Employment Offer Letter dated May 10, 2023 between Crocs, Inc. and Tom Britt (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 8, 2025).

10.23	*
Employment Offer Letter dated January 18, 2022 between Crocs, Inc. and Adam Michaels (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2025).

10.24	*
Separation Agreement entered into on May 2, 2025 between Crocs, Inc. and Adam Michaels (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2025).

Exhibit Number		Description
10.25	*†	Separation Agreement and General Release dated November 3, 2025, between Susan Healy and Crocs, Inc.

19		Securities Trading & Information Disclosure Policy (incorporated herein by reference to Exhibit 19 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 13, 2025).

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

97	*	Incentive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 15, 2024).

101.INS	†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Compensatory plan or arrangement.
# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
† Filed herewith.
+ Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 12, 2026.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Andrew Rees

/s/ PATRAIC REAGAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2026
Patraic Reagan

/s/ THOMAS J. SMACH	Chairman of the Board	February 12, 2026
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 12, 2026
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 12, 2026
Ronald L. Frasch

/s/ CHARISSE FORD HUGHES	Director	February 12, 2026
Charisse Ford Hughes

/s/ BETH J. KAPLAN	Director	February 12, 2026
Beth J. Kaplan

/s/ JOHN REPLOGLE	Director	February 12, 2026
John Replogle

/s/ NEERAJ TOLMARE	Director	February 12, 2026
Neeraj Tolmare

/s/ DOUGLAS J. TREFF	Director	February 12, 2026
Douglas J. Treff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Intangible Assets, net – Impairment of HEYDUDE trademark and the HEYDUDE Brand reporting unit goodwill - Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event has occurred indicating potential impairment. During the second quarter of the fiscal year ended 2025, management identified a triggering event for the HEYDUDE trademark (“trademark”) and the HEYDUDE Brand reporting unit (“reporting unit”) goodwill. The Company completed quantitative assessments for the trademark and the reporting unit goodwill to compare the estimated fair value of the trademark and reporting unit with their respective carrying values. The Company measures the estimated fair value of the trademark under an income-based approach by using a multi-period excess earnings method and of the reporting unit under an income-based approach by using a discounted cash flow valuation method. Each method requires management to make significant estimates and assumptions related to the forecasted revenue growth rates and market-based discount rate. During the fiscal year ended 2025, the fair value of the trademark and reporting unit did not exceed their carrying values resulting in impairment charges of $430.0 million and $307.0 million, respectively.

Given the significant judgments made by management to estimate the fair value of the trademark and reporting unit, and the difference between their fair values and carrying values, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasted revenue growth rates and the selection of the market-based discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasted revenue growth rates and the market-based discount rate used by management to estimate the fair value of the trademark and reporting unit included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the Company’s assumptions related to the selection of the forecasted revenue growth rates and the selection of the market-based discount rate.
•We obtained an understanding of management’s key assumptions in developing the forecasted revenue growth rates and the market-based discount rate.
•We assessed the reasonableness of management’s forecasted revenue growth rates by comparing to:
–Historical revenue growth rates
–Information of certain peer companies
–Internal communications to management and the Board of Directors
–Information included in analyst and industry reports
–Changes in the macroeconomic environment.
•We evaluated whether the forecasted revenue growth rates and market-based discount rate were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the market-based discount rate by:
–Testing the source information underlying the determination of the market-based discount rates and testing the mathematical accuracy of the calculation
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2026

We have served as the Company's auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$4,040,647	$4,102,108	$3,962,347
Cost of sales	1,683,592	1,691,850	1,752,337
Gross profit	2,357,055	2,410,258	2,210,010
Selling, general and administrative expenses (1)	1,469,425	1,364,265	1,163,940
Goodwill impairment	307,000	—	—
Asset impairments (1)	431,115	24,082	9,287
Income from operations	149,515	1,021,911	1,036,783
Foreign currency gains (losses), net	9,843	(6,777)	(1,240)
Interest income	1,844	3,484	2,406
Interest expense	(88,287)	(109,264)	(161,351)
Other income (expense), net	63	1,231	(326)
Income before income taxes	72,978	910,585	876,272
Income tax expense (benefit)	154,176	(39,486)	83,706
Net income (loss)	$(81,198)	$950,071	$792,566
Net income (loss) per common share:
Basic	$(1.50)	$16.00	$12.91
Diluted	$(1.50)	$15.88	$12.79
Weighted average common shares outstanding:
Basic	54,208	59,381	61,386
Diluted	54,208	59,832	61,952
(1) Amounts for the years ended December 31, 2024, and 2023, have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(81,198)	$950,071	$792,566
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(777)	936	(281)
Reclassification adjustment for realized (gains) losses on derivative instruments	(169)	(564)	563
Net increase (decrease) from derivatives designated as hedging instruments	(946)	372	282
Foreign currency gains (losses), net	89,936	(37,249)	7,441
Total comprehensive income, net of tax	$7,792	$913,194	$800,289

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$130,354	$180,485
Accounts receivable, net of allowances of $28,136 and $31,579, respectively	278,191	257,657
Inventories	368,687	356,254
Income taxes receivable	32,782	4,046
Other receivables	22,082	22,204
Prepaid expenses and other assets	53,787	51,623
Total current assets	885,883	872,269
Property and equipment, net	238,191	244,335
Intangible assets, net	1,324,680	1,777,080
Goodwill	404,689	711,491
Deferred tax assets, net	935,054	872,350
Restricted cash	3,557	3,193
Right-of-use assets	338,669	307,228
Other assets	44,027	24,207
Total assets	$4,174,750	$4,812,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,090	$264,901
Accrued expenses and other liabilities	300,959	298,068
Income taxes payable	47,308	108,688
Current operating lease liabilities	85,772	68,551
Total current liabilities	700,129	740,208
Deferred tax liabilities, net	882	4,086
Long-term income taxes payable	649,057	595,434
Long-term borrowings	1,230,885	1,349,339
Long-term operating lease liabilities	297,192	283,406
Other liabilities	3,322	3,948
Total liabilities	2,881,467	2,976,421
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 110.7 million and 110.4 million issued, 50.2 million and 56.5 million shares outstanding, respectively	111	110
Treasury stock, at cost, 60.5 million and 53.9 million shares, respectively	(3,040,416)	(2,453,473)
Additional paid-in capital	896,605	859,904
Retained earnings	3,480,638	3,561,836
Accumulated other comprehensive loss	(43,655)	(132,645)
Total stockholders’ equity	1,293,283	1,835,732
Total liabilities and stockholders’ equity	$4,174,750	$4,812,153
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	29,072	—	—	29,072
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	427	—	147	(17,086)	(1)	—	—	(17,087)
Repurchases of common stock, including excise tax	(1,681)	—	1,681	(176,282)	—	—	—	(176,282)
Net income	—	—	—	—	—	792,566	—	792,566
Other comprehensive income	—	—	—	—	—	—	7,723	7,723
Balance at December 31, 2023	60,495	$110	49,558	$(1,888,869)	$826,685	$2,611,765	$(95,768)	$1,453,923
Share-based compensation	—	—	—	—	33,053	—	—	33,053
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	289	—	63	(8,239)	166	—	—	(8,073)
Repurchases of common stock, including excise tax	(4,309)	—	4,309	(556,365)	—	—	—	(556,365)
Net income	—	—	—	—	—	950,071	—	950,071
Other comprehensive loss	—	—	—	—	—	—	(36,877)	(36,877)
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	36,701	—	—	36,701
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	253	1	43	(4,245)	—	—	—	(4,244)
Repurchases of common stock, including excise tax	(6,508)	—	6,508	(582,698)	—	—	—	(582,698)
Net loss	—	—	—	—	—	(81,198)	—	(81,198)
Other comprehensive income	—	—	—	—	—	—	88,990	88,990
Balance at December 31, 2025	50,220	$111	60,481	$(3,040,416)	$896,605	$3,480,638	$(43,655)	$1,293,283
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(81,198)	$950,071	$792,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,282	69,840	54,304
Operating lease cost	104,313	85,130	79,543
Inventory donations	871	812	2,078
Provision for (recovery of) doubtful accounts, net	(190)	1,352	3,568
Share-based compensation	36,701	33,053	29,072
Asset impairments	738,115	24,081	9,287
Deferred taxes	47,093	(254,454)	(410,319)
Other non-cash items (1)	5,931	14,171	3,820
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(6,169)	42,587	(13,317)
Inventories	(13,842)	22,055	86,350
Prepaid expenses and other assets	(22,317)	(13,892)	(31,839)
Accounts payable	709	3,951	37,197
Accrued expenses and other liabilities	524	9,971	46,695
Right-of-use assets and operating lease liabilities	(105,293)	(88,772)	(75,107)
Income taxes	(74,099)	92,530	316,546
Cash provided by operating activities	710,431	992,486	930,444
Cash flows from investing activities:
Purchases of property, equipment, and software	(51,231)	(69,347)	(115,625)
Other	—	—	(46)
Cash used in investing activities	(51,231)	(69,347)	(115,671)
Cash flows from financing activities:
Proceeds from bank borrowings	819,000	102,156	257,905
Repayments of bank borrowings	(947,000)	(425,405)	(923,703)
Repurchases of common stock, including excise taxes paid	(582,320)	(552,451)	(175,019)
Repurchases of common stock for tax withholding	(4,245)	(8,239)	(17,086)
Other (1)	—	(2,109)	(1,736)
Cash used in financing activities	(714,565)	(886,048)	(859,639)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,598	(6,510)	3,078
Net change in cash, cash equivalents, and restricted cash	(49,767)	30,581	(41,788)
Cash, cash equivalents, and restricted cash — beginning of year	183,678	153,097	194,885
Cash, cash equivalents, and restricted cash — end of year	$133,911	$183,678	$153,097

Cash paid for interest	$77,684	$99,463	$151,621
Cash paid for operating leases	104,275	90,943	74,729
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	107,717	92,101	120,865
Accrued purchases of property, equipment, and software	6,004	9,517	7,668
(1) Amounts for the years ended December 31, 2024, and December 31, 2023, have been reclassified to conform to current period presentation.
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

We have two reportable operating segments: the Crocs Brand and the HEYDUDE Brand. See Note 16 — Operating Segments and Geographic Information for additional information.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns and allowances, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, goodwill, indefinite-lived intangible assets, and useful lives assigned to long-lived assets.

Additionally, we are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. If it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 15 — Commitments and Contingencies and Note 17 — Legal Proceedings for additional information regarding our contingencies and legal proceedings.

To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Reclassifications

We have reclassified certain amounts on the consolidated statements of operations, consolidated statements of cash flows, Note 8 — Derivative Financial Instruments, and in Note 13 — Income Taxes to conform to current period presentation.

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

The following table summarizes the changes in allowance doubtful accounts for the periods presented:

	2025	2024	2023
	(in thousands)
Beginning balance - January 1	$12,649	$13,627	$10,513
Provision for (recovery of) doubtful accounts, net	(190)	1,352	3,568
Deductions (1)	(1,282)	(2,330)	(454)
Ending balance - December 31	$11,177	$12,649	$13,627
(1) Deductions for allowance for doubtful accounts primarily include accounts written off.

Inventories

Inventories are comprised of finished goods, are stated at the lower of cost or net realizable value, and are recognized using the first-in-first-out method of inventory costing. We estimate the market value of inventory based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell discontinued or end-of-life inventory through our outlet stores, among other off-price channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. If the estimated net realizable value is less than its carrying value, the carrying value is adjusted to the net realizable value, and the difference is recorded in ‘Cost of sales’ in our consolidated statements of operations.

Reserves for the risk of physical loss of inventory at retail stores are estimated based on historical experience and are adjusted based upon physical inventory counts, and they are recorded within ‘Cost of sales’ in our consolidated statements of operations.

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

Goodwill and Other Intangible Assets, Net

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event has occurred indicating potential impairment. Any impairment recorded is reflected as a non-cash adjustment to net income (loss) within cash flows from operating activities in the consolidated statements of cash flows.

When performing our annual test for impairment, we may assess goodwill and indefinite-lived intangible assets for potential impairment using either a qualitative or quantitative assessment. Significant judgments and assumptions are required in such impairment evaluations. For the quantitative assessments, we compare the estimated fair values of the trademark and reporting unit with their respective carrying values. If the carrying value of the trademark or reporting unit exceeds its estimated fair value, an impairment charge is recorded.

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

Leases

Our lease portfolio consists primarily of real estate assets, which includes retail, warehouse, distribution center, and office spaces, under operating leases expiring at various dates through 2037. Leases with an original term of twelve months or less are not reported in the consolidated balance sheets; expense for these short-term leases is recognized on a straight-line basis over the lease term.

Many leases include one or more options to renew, with renewal terms that, if exercised by us, may extend the lease term. The exercise of these renewal options is at our discretion. When assessing the likelihood of a renewal or termination, we consider the significance of leasehold improvements, availability of alternative locations, and the cost of relocation or replacement, among other factors. The depreciable lives of leasehold improvements are the shorter of the useful lives of the improvements or the expected lease term. We determine the lease term for each lease based on the terms of each contract and factor in renewal and early termination options if such options are reasonably certain to be exercised. We do not generally believe such options are reasonably certain, and therefore, we have excluded them from the recorded right-of-use assets and operating lease liabilities.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2025, or 2024.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2025, and 2024. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of December 31, 2025, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of December 31, 2025. We are exposed to fluctuations in various foreign currencies against our functional currency, the USD. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

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

See Note 8 — Derivative Financial Instruments for further information on derivative financial instruments.

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

Revenues

Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the years ended December 31, 2025, 2024, and 2023, we recognized no changes to estimates for wholesale or direct-to-consumer revenues.

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

Direct-to-Consumer Channel

Direct-to-consumer revenues consist of sales generated through our company-operated retail stores and company-operated e-commerce websites and third-party e-commerce marketplaces. We transfer control of products and recognize revenues at company-operated retail stores at the point of sale, in exchange for cash or other payment. For sales made through company-operated e-commerce websites and third-party e-commerce marketplaces, we transfer control and recognize revenues when the product is shipped from the distribution centers, the point at which payment, primarily through debit and credit card and other e-payment methods, is made. A portion of the transaction price charged to our customers is variable, primarily due to returns. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments to our estimates are made when the most likely amount of consideration we expect to receive changes.

For additional information about revenues, see Note 11 — Revenues.

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

Our selling, general and administrative expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials), and promotional costs. Advertising production costs are expensed when the advertising is first run. Advertising communication costs are expensed in the periods that the communications occur. Certain of our promotional expenses result from payments under endorsement contracts. Endorsement-related expenses are recognized as performance is received over the term of each endorsement agreement.

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $393.7 million, $377.5 million, and $317.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Research, Design and Development Expenses

We continue to dedicate resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $29.6 million, $25.6 million, and $21.4 million in research, design, and development activities for the years ended December 31, 2025, 2024, and 2023, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

Share-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

We grant RSAs, service-condition RSUs, performance-condition RSUs, and market-condition RSUs. The grant date fair values of RSAs, service-condition RSUs, and performance-condition RSUs are based on the closing market price of our common stock on the grant date; the grant date fair value and derived service period of market-condition RSUs are estimated using a Monte Carlo simulation valuation model. Our service-condition RSUs vest based on continued service; our performance-condition RSUs vest based on achievement of the performance goals, certification of performance achievement by the Compensation Committee of the Board of Directors, and continued service; and our market-condition RSUs vest based on the achievement of weighted performance goals, to which a relative total shareholder return modifier will be applied, and continued service. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For performance-condition RSUs, compensation expense is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to the achievement of certain performance metrics.

See Note 12 — Share-Based Compensation for additional information related to share-based compensation.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. We assess recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and record a loss from impairment if the carrying value is more than its undiscounted cash flows. For customer relationships, impairment testing is performed at the HEYDUDE Brand asset group level. For assets involved in our retail businesses, the asset group is at the retail store level. As retail store performance will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets, leasehold improvements, and right-of-use assets related to our retail locations for impairment. For all other long-lived assets, we perform impairment testing at the asset group level for which separately identifiable cash flows are available. Assets or asset groups to be abandoned are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. See Note 3 — Property and Equipment, Net, Note 4 — Goodwill and Intangible Assets, Net, and Note 6 — Leases for a discussion of impairment losses recorded during the periods presented.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes: Improvements to Income Tax Disclosure

In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the disclosure of rate reconciliation and income taxes paid. This guidance became effective for annual periods beginning after December 15, 2024 and allows for prospective or retrospective adoption. We adopted on a prospective basis. The standard has been adopted and the rate reconciliation and cash paid for income taxes, net of refunds, have been updated within the notes to our consolidated financial statements. There is not a material impact on our consolidated financial statements. See Note 13 — Income Taxes for additional information regarding our tax disclosures.

New Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, with subsequent clarification in January 2025, the FASB issued authoritative guidance related to the disclosure of disaggregation of income statement expenses. This guidance becomes effective for annual periods beginning after December 15, 2026, with early adoption permitted and should be applied on a prospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.

Other new pronouncements issued but not effective until after December 31, 2025, are not expected to have a material impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2025	2024
	(in thousands)
Machinery and equipment	$204,034	$190,134
Leasehold improvements	190,436	156,091
Furniture, fixtures, and other	50,433	40,702
Construction-in-progress	3,161	10,863
Property and equipment	448,064	397,790
Less: Accumulated depreciation and amortization	(209,873)	(153,455)
Property and equipment, net	$238,191	$244,335

Asset Retirement Obligations

We are contractually obligated, under certain of our lease agreements, to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. Asset retirement obligations were not significant to the consolidated balance sheets in the years ended December 31, 2025, or 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of sales	$21,866	$20,673	$18,809
Selling, general and administrative expenses	33,845	26,233	12,876
Total depreciation and amortization expense	$55,711	$46,906	$31,685

Disposals of Property and Equipment and Intangible Assets

During the years ended December 31, 2025, 2024, and 2023, we recognized net losses on disposals of property and equipment and intangible assets of $1.1 million, $1.0 million, and $0.4 million, respectively. Gains and losses on disposals of property and equipment and intangible assets are included in ‘Selling, general and administrative expenses’ and ‘Cost of sales’ in the consolidated statements of operations.

Additionally, we impaired our leasehold improvement assets for our former corporate headquarters in the year ended December 31, 2023, as described in Note 8 — Fair Value Measurements.

4. GOODWILL AND INTANGIBLE ASSETS, NET

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

The quantitative assessment of the trademark was performed using the Multi-Period Excess Earnings approach. The primary assumptions developed by management and used in the assessment included annual revenue growth rates averaging approximately 8%, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins averaging approximately 20%, and a market-based discount rate of 15.0%, which was based on, most significantly, a risk-free rate of return, an equity market risk premium, and a company-specific risk premium. The estimated fair value of the trademark did not exceed its carrying value. In the second quarter of the fiscal year ended 2025, we recorded an impairment charge of $430.0 million within ‘Asset impairments’ in our condensed consolidated statements of operations related to the trademark, after which the estimated fair value equaled its carrying value. This impairment charge reflects lower than previously expected annual revenue growth rates and EBITDA as well as increases in market-based discount rates, specifically the risk-free rate of return, when compared to those used in our most recent annual impairment test completed prior to the second quarter of 2025.

We performed the quantitative assessment for the reporting unit goodwill using the discounted cash flow method. The primary assumptions developed by management and used in the assessment included annual revenue growth rates, projected EBITDA margins, and a market-based discount rate. The estimated fair value of the reporting unit goodwill did not exceed its carrying value. In the second quarter of the fiscal year ended 2025, we recorded an impairment charge of $307.0 million within ‘Goodwill impairment’ in our condensed consolidated statements of operations related to the reporting unit goodwill, after which the estimated fair value equaled its carrying value. This impairment charge reflects lower than previously expected annual revenue growth rates and EBITDA as well as increases in market-based discount rates, specifically the risk-free rate of return, when compared to those used in our most recent annual impairment test completed in the fourth quarter of 2024.

For the year ended December 31, 2025, we also performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets as of the first day of the fourth quarter, which is our annual impairment testing date. The estimated fair values of the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark exceeded their carrying values. For the year ended December 31, 2024, we performed a quantitative assessment for the HEYDUDE Brand reporting unit goodwill and the HEYDUDE Brand indefinite-lived intangible assets, which indicated the estimated fair values exceeded their carrying values. For the year ended December 31, 2023, we performed a qualitative and quantitative assessment for the HEYDUDE Brand reporting unit goodwill, and we performed a quantitative assessment for the HEYDUDE Brand indefinite-lived intangible assets, each of which indicated the estimated fair values exceeded their carrying values. Additionally for the years ended December 31, 2025, 2024, and 2023, we performed a qualitative assessment for the goodwill in our Crocs Brand reporting unit, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value.

We did not record any impairment charges in the years ended December 31, 2024, or 2023, based on the results of our goodwill and indefinite-lived intangible assets impairment testing, and we did not record any additional impairment charge based on the results of the annual 2025 goodwill and indefinite-lived intangible assets impairment testing.

Goodwill

The changes in goodwill for the years ended December 31, 2025, and 2024, were:

	Goodwill
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Net Goodwill at December 31, 2023	$1,553	$710,035	$711,588

Changes during the year ended December 31, 2024
Foreign currency translation	(96)	(1)	(97)
Impairment	—	—	—

Gross goodwill at December 31, 2024	2,226	710,034	712,260
Accumulated impairment	(769)	—	(769)
Net goodwill at December 31, 2024	1,457	710,034	711,491

Changes during the year ended December 31, 2025
Foreign currency translation	198	—	198
Impairment	—	(307,000)	(307,000)

Gross goodwill at December 31, 2025	2,424	710,034	712,458
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at December 31, 2025	$1,655	$403,034	$404,689

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2025				December 31, 2024
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$145,954	$(126,000)	$—	$19,954	$139,569	$(117,001)	$—	$22,568
Customer relationships	210,000	(54,250)	—	155,750	210,000	(40,250)	—	169,750
Patents, copyrights, and trademarks	9,767	(4,240)	—	5,527	4,916	(3,791)	—	1,125
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	(430,000)	1,140,000	1,570,000	—	—	1,570,000
In progress	2,676	—	—	2,676	12,644	—	—	12,644
Other	773	—	—	773	993	—	—	993
Total	$1,939,170	$(184,490)	$(430,000)	$1,324,680	$1,938,122	$(161,042)	$—	$1,777,080

At December 31, 2025, the weighted average useful life of intangibles subject to amortization was approximately 13.8 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of sales	$2,223	$2,395	$3,080
Selling, general and administrative expenses	21,348	20,539	19,539
Total amortization expense	$23,571	$22,934	$22,619

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2025
(in thousands)
2026	$22,507
2027	20,409
2028	18,486
2029	16,696
2030	14,889
Thereafter	88,244
Total	$181,231

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation and benefits	$88,242	$81,265
Professional services	53,331	64,683
Fulfillment, freight, and duties	39,720	38,752
Return liabilities	37,960	34,255
Sales/use and value added taxes payable	23,068	17,330
Other	58,638	61,783
Total accrued expenses and other liabilities	$300,959	$298,068

6. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the consolidated balance sheets were:

	December 31,
	2025	2024
	(in thousands)
Assets:
Right-of-use assets	$338,669	$307,228
Liabilities:
Current operating lease liabilities	$85,772	$68,551
Long-term operating lease liabilities	297,192	283,406
Total operating lease liabilities	$382,964	$351,957

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ were:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$104,313	$85,130
Short-term lease cost	11,455	12,051
Variable lease cost	45,405	48,402
Total lease costs	$161,173	$145,583

The weighted average remaining lease term and discount rate related to our lease liabilities as of December 31, 2025, were 5.5 years and 6.6%, respectively. As of December 31, 2024, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.2 years and 6.5%, respectively.

During the years ended December 31, 2024, and 2023, we also impaired certain right-of-use assets as described in Note 7 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of December 31, 2025
(in thousands)
2026	$98,450
2027	91,560
2028	73,371
2029	58,487
2030	43,158
Thereafter	95,745
Total future minimum lease payments	460,771
Less: imputed interest	(77,807)
Total operating lease liabilities	$382,964

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of our derivative instruments. Our derivative instruments are forward foreign currency exchange contracts. We manage credit risk of our derivative instruments on the basis of our net exposure with our counterparty. All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2025, and 2024, netted by counterparty. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at December 31, 2025, and an insignificant asset and an insignificant liability at December 31, 2024. See Note 8 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility, as described in more detail in Note 9 — Borrowings, is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at December 31, 2025, and 2024, based on interest rates currently available to us for similar borrowings. The carrying values and fair values of our borrowing instruments as of December 31, 2025, and 2024, were:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$504,063	$500,000	$503,125
2029 Notes	350,000	339,304	350,000	323,780
2031 Notes	350,000	323,971	350,000	305,610
Revolving Facility	62,000	62,000	190,000	190,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, trademarks, customer relationships, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Goodwill impairment’ and ‘Asset impairments’ in our consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Indefinite-lived trademark impairment (1)	$430,000	$—	$—
Goodwill impairment (1)	307,000	—	—
Information technology systems impairment (2)	1,115	18,172	—
Leasehold improvement assets impairment (3)	—	—	1,007
Right-of-use assets impairment (3) (4)	—	5,909	8,280
Total asset impairments	$738,115	$24,081	$9,287
(1) During the year ended December 31, 2025, we recognized impairment charges of $430.0 million and $307.0 million related to our indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, respectively. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.
(2) During the year ended December 31, 2025, we recognized an impairment of $1.1 million related to the discontinuation of an information technology project. During the year ended December 31, 2024, we recognized an impairment charge for information technology systems related to the HEYDUDE integration of $17.4 million to prepaid assets and $0.8 million to intangible assets.
(3) During the year ended December 31, 2023, we recognized an impairment of $9.3 million for our former corporate headquarters in Broomfield, Colorado.
(4) During the year ended December 31, 2024, we recognized an impairment of $5.5 million for our former HEYDUDE Brand warehouses in Las Vegas, Nevada, and $0.4 million for our former Crocs Brand warehouse in Oudenbosch, the Netherlands.

8. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2025, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies, and cash flow hedges (“hedged derivatives”), which are used to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, there was a gain of $0.2 million, a gain of $0.8 million, and a loss of $0.8 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of $0.9 million will be reclassified to the consolidated statement of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the consolidated balance sheets and were:

	December 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$888	$(291)	$2,691	$(3,433)
Hedged derivatives:
Cash flow foreign currency contracts	109	(961)	1,242	(856)
Total derivatives	997	(1,252)	3,933	(4,289)
Netting of counterparty contracts	(268)	268	(2,762)	2,762
Total derivatives, net of counterparty contracts	$729	$(984)	$1,171	$(1,527)

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2025		December 31, 2024
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
British Pound Sterling	$69,908	$(154)	$28,223	$536
South Korean Won	18,690	257	9,274	655
Euro	12,712	18	49,833	(1,303)
Brazilian Real	12,026	28	—	—
Japanese Yen	7,882	354	5,510	289
Canadian Dollar (1)	4,938	94	5,579	(221)
Singapore Dollar	—	—	31,524	(1,251)
Other currencies (1)	—	—	19,528	553
Total non-hedged derivatives	126,156	597	149,471	(742)
Hedged derivatives:
Euro	39,909	(279)	17,246	628
South Korean Won	23,963	(494)	8,790	614
Japanese Yen	9,342	109	—	—
British Pound Sterling	7,931	(82)	23,678	(303)
Chinese Yuan	—	—	40,458	(553)
Australian Dollar	7,677	(46)	—	—
Canadian Dollar	7,595	(60)	—	—
Total hedged derivatives	96,417	(852)	90,172	386
Total derivatives	$222,573	$(255)	$239,643	$(356)

Latest maturity date, non-hedged derivatives	January 2026		January 2025
Latest maturity date, hedged derivatives	December 2026		October 2025
(1) Amounts as of December 31, 2024, have been reclassified to conform to current period presentation.

Amounts reported in ‘Foreign currency gains (losses), net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Foreign currency transaction gains (losses)	$8,704	$(4,693)	$(1,992)
Foreign currency forward exchange contracts gains (losses)	1,139	(2,084)	752
Foreign currency gains (losses), net	$9,843	$(6,777)	$(1,240)

9. BORROWINGS

Our long-term borrowings were as follows:

		Stated Interest Rate	Effective Interest Rate	December 31,
	Maturity			2025	2024
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			62,000	190,000
Total face value of long-term borrowings				1,262,000	1,390,000
Less:
Unamortized issuance costs				31,115	40,661
Total long-term borrowings				$1,230,885	$1,349,339

At both December 31, 2025, and 2024, $10.2 million of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of 3.25 to 1.00 (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2025, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2025, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At December 31, 2025, we had $62.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2025, and 2024, we had $937.4 million and $809.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, which was amended on August 8, 2023, (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment is referred to herein as the “Term Loan B Credit Agreement.”

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Prior to the February 2024 Amendment, the outstanding balance was $820.0 million. Among other things, the February 2024 Amendment provided for a new $820.0 million tranche of term loans (the “2024 Refinancing Term Loans” and, such facility, the “Term Loan B Facility”), to refinance the then-outstanding principal balance. The 2024 Refinancing Term Loans are secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Term Loan B Credit Agreement and is scheduled to mature on February 17, 2029, though we have the ability to request extensions as set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

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

As of December 31, 2025, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2025, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the year ended December 31, 2025, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of December 31, 2025, and 2024, we had no borrowings outstanding on the Citibank Facility.

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

The Company has the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company also had the option to redeem some or all of the 2029 Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company could have redeemed up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2025, we were in compliance with all financial covenants under the Notes.

10. EQUITY

Common Stock

We have one class of common stock with a par value of $0.001 per share. There are 250.0 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to common stockholders.

Common Stock Repurchase Program

On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock, with subsequent increases to the stock repurchase authorization of $1.0 billion approved on September 23, 2021, and $1.0 billion approved on February 10, 2025. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

During the year ended December 31, 2025, we repurchased 6.5 million shares of our common stock at a cost of $577.2 million, including commissions. During the year ended December 31, 2024, we repurchased 4.3 million shares of our common stock at a cost of $551.2 million, including commissions.

As of December 31, 2025, and 2024, we have recorded an accrual for the stock repurchase excise tax of $5.5 million and $5.1 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our consolidated balance sheet.

As of December 31, 2025, we had remaining authorization to repurchase approximately $746.8 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

Preferred Stock

We have authorized and available for issuance 5.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized as Series A Convertible Preferred Stock with a par value of $0.001 per share and none were issued or outstanding as of December 31, 2025.

11. REVENUES

Revenues by reportable operating segment and by channel were:

	Year Ended December 31,
	2025	2024	2023

Crocs Brand:
North America:
Wholesale	$584,677	$644,511	$652,943
Direct-to-consumer	1,124,958	1,188,911	1,124,942
Total North America (1)	1,709,635	1,833,422	1,777,885
International:
Wholesale	1,014,697	963,035	840,594
Direct-to-consumer	601,475	481,510	394,475
Total International	1,616,172	1,444,545	1,235,069
Total Crocs Brand	$3,325,807	$3,277,967	$3,012,954

Crocs Brand:
Total Wholesale	$1,599,374	$1,607,546	$1,493,537
Total Direct-to-consumer	1,726,433	1,670,421	1,519,417
Total Crocs Brand	3,325,807	3,277,967	3,012,954
HEYDUDE Brand:
Wholesale	336,325	456,472	566,937
Direct-to-consumer	378,515	367,669	382,456
Total HEYDUDE Brand (2)	714,840	824,141	949,393
Total consolidated revenues	$4,040,647	$4,102,108	$3,962,347
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons and payments received in advance of delivery. As products are shipped and control transfers, we recognize the deferred revenue in ‘Revenues’ in the consolidated statements of operations. At December 31, 2025, we did not record any deferred revenues, and at December 31, 2024, we recorded an insignificant amount of deferred revenues associated with advance customer deposits in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, are estimated based on an analysis of historical experience, and adjustments to our estimates are made when the expected value changes. At December 31, 2025, and 2024, $38.0 million and $34.3 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

12. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan. We account for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2025, 2.5 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The majority of share-based compensation expense is reported in our consolidated statements of operations as ‘Selling, general and administrative expenses’ with an insignificant amount recorded within ‘Cost of sales.’

Stock Option Activity

Stock option activity during the year ended December 31, 2025, was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2024	200	$6.98	2.42	$20,510
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2025	200	$6.98	1.42	$15,314
Exercisable at December 31, 2025	200	$6.98	1.42	$15,314
Vested at December 31, 2025	200	$6.98	1.42	$15,314

No stock options were granted during 2025, 2024, or 2023. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024, was $1.0 million. No stock options were exercised during 2025 or 2023. During the year ended December 31, 2024, we received $0.2 million cash in connection with the exercise of stock options. As of December 31, 2025, we did not have any unrecognized share-based compensation expense related to unvested options.

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

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During the years ended December 31, 2025, 2024, and 2023, we granted 0.5 million, 0.3 million, and 0.2 million service-condition RSUs, respectively.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee of our Board of Directors and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for our probable expected performance level against performance goals at the end of each reporting period. During the years ended December 31, 2025, 2024, and 2023, we granted 0.4 million, 0.3 million, and 0.2 million performance-condition RSUs, respectively. Of the 0.4 million performance-condition RSUs granted in 2025, 0.3 million also have market conditions. During the years ended December 31, 2024, and 2023, we did not grant market-conditions RSUs. The grant date fair value and derived service period for performance-condition RSUs that have market conditions are estimated using a Monte Carlo simulation model.

RSA and RSU activity during the year ended December 31, 2025, was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2024	2	$148.72	1,000	$110.82
Granted	7	105.15	915	96.59
Vested	(5)	120.40	(276)	109.66
Forfeited	—	—	(272)	117.95
Unvested at December 31, 2025	4	$105.15	1,367	$100.11

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2025, 2024, and 2023, was $105.15, $130.75, and $105.95 per share, respectively. RSAs vested during the years ended December 31, 2025, 2024, and 2023, consisted entirely of service-condition awards. The total grant date fair value of RSAs vested in the years ended December 31, 2025, 2024, and 2023, was $0.7 million, $0.7 million and $0.5 million, respectively.

As of December 31, 2025, unrecognized share-based compensation expense for RSAs was $0.3 million, which is expected to amortize over a remaining weighted average period of 0.4 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023, was $96.59, $124.04, and $122.97 per share, respectively. RSUs vested during the year ended December 31, 2025, consisted of 0.2 million service-condition awards and 0.1 million performance-condition awards. RSUs vested during the year ended December 31, 2024, consisted of 0.2 million service-condition awards and 0.2 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2023, consisted of 0.3 million service-condition awards and 0.3 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023, was $27.7 million, $29.5 million and $31.1 million, respectively.

As of December 31, 2025, unrecognized share-based compensation expenses for service-condition RSUs were $42.8 million and for performance- and market-condition RSUs were $10.5 million, and are expected to amortize over remaining weighted average periods of 2.0 years and 1.6 years, respectively.

13. INCOME TAXES

Pillar Two Global Minimum Tax

The Organization for Economic Co-operation and Development (“OECD”) has released Pillar Two model rules introducing a 15% global minimum tax rate applied on a country-by-country basis for large multinational corporations. Various jurisdictions we operate in have enacted the legislation. There remains uncertainty as to the final Pillar Two rules as the OECD continues to release guidance and modifications to the rules. In January 2026, the OECD released additional guidance regarding a side-by-side agreement to exclude U.S. parented companies from the scope of some Pillar Two taxes, specifically the Income Inclusion Rule and Undertaxed Profits Rule. We will continue to monitor new guidance and laws as they are released and implemented. The Pillar Two rules did not have a significant impact on our 2025 consolidated financial statements.

H.R.1 Tax Act Bill

On July 4, 2025, H.R.1. was signed into law, amending and extending several provisions of the 2017 Tax Cuts and Jobs Act. Key changes relevant to the Company include the reinstatement of 100% bonus depreciation, the deductibility of domestic R&D expenses, and modifications to international provisions. The legislation has multiple effective dates with certain provisions effective in 2025 and other relevant provisions effective in 2026. The Company applied the provisions of the new tax law in 2025 and it did not have a significant impact on our 2025 consolidated financial statements.

In 2025, in one relevant jurisdiction, we settled a portion of the uncertain tax positions associated with the 2023 intellectual property (“IP”) transactions that resulted in the release of uncertain tax positions of $34.1 million. The other relevant uncertain tax positions associated with the 2023 IP transactions remain unchanged. The impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill also impact the net deferred tax assets since the GAAP carrying value decreased. As of December 31, 2025, the related deferred tax asset, net of applicable valuation allowance and uncertain tax positions, was $114.2 million.

In 2024, we completed an intra-entity transaction related to certain IP rights primarily to align with current and future international operations. The transaction resulted in a step-up in tax basis of IP rights and a correlated increase in foreign deferred tax assets based on the fair value of the IP rights. Foreign deferred tax assets increased by $268.8 million and this benefit was offset by an increase in uncertain tax positions of $145.6 million. As such, a net change in deferred tax asset of $123.2 million was recognized along with a corresponding foreign income tax benefit in 2024. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 IP rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit. As of December 31, 2025, the related deferred tax asset, net of applicable valuation allowance and uncertain tax positions, was $289.8 million.

During 2020, 2021, 2023 and 2024, we completed intra-entity transactions related to certain IP rights primarily to align with current and future international operations. The transactions were executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain, and, therefore, may ultimately differ materially from our actual results.

We have recorded certain tax reserves to address potential differences involving our income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations, and interpretations by different taxing jurisdictions. While our tax position is not uncertain, because of the significant estimates used in the value of certain IP rights, our tax reserves contain assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.

In order to support and sustain the amortizable tax basis for these transactions (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands and Singapore. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands and Singapore subsidiaries serve as the primary corporate headquarters outside of the U.S. and already perform significant functions in support of the economic ownership of the IP. In 2025, we undertook activities to align business operations that support the economic substance of the IP.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income before taxes:
U.S.	$(6,474)	$217,429	$309,098
Foreign	79,452	693,156	567,174
Total income before taxes	$72,978	$910,585	$876,272
Income tax expense (benefit):
Current income taxes:
U.S. federal	$51,449	$98,137	$85,075
U.S. state	11,436	18,005	21,884
Foreign	44,198	98,826	387,066
Total current income taxes	107,083	214,968	494,025
Deferred income taxes:
U.S. federal	(25,866)	(8,393)	(12,873)
U.S. state	(10,805)	(797)	(1,662)
Foreign	83,764	(245,264)	(395,784)
Total deferred income taxes	47,093	(254,454)	(410,319)
Total income tax expense (benefit)	$154,176	$(39,486)	$83,706

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes, reflecting the adoption of new accounting guidance. A subsequent table below provides the corresponding information for the prior year before the adoption of new accounting guidance and is provided for comparative purposes only.

	Year Ended December 31,
	2025
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$15,326	21.0%
State income tax rate, net of federal benefit (1)	(386)	(0.5)%
Foreign tax effects
Netherlands
Statutory tax rate difference between Netherlands and United States	17,094	23.3%
HEYDUDE trademark and HEYDUDE goodwill impairment	7,598	10.4%
Foreign tax credits	(17,323)	(23.7)%
Non-deductible/non-taxable items	58,571	80.3%
Other	854	1.2%
China
Withholding taxes	11,828	16.2%
Other	(2,721)	(3.7)%
Malta	(47,361)	(65.0)%
Other foreign Jurisdictions
Change in valuation allowance	79,375	108.8%
HEYDUDE trademark and HEYDUDE goodwill impairment	23,700	32.5%
Withholding taxes	20,622	28.3%
Other	3,338	4.6%
Effects of Cross-Border Tax Laws:
Global Intangible Low-Taxed Income	10,277	14.1%
Other	(239)	(0.3)%
Tax Credits	(3,602)	(4.9)
Change in valuation allowance	(16,202)	(22.2)%
Non-deductible/non-taxable items	3,737	5.1%
HEYDUDE trademark and HEYDUDE goodwill impairment	33,171	45.5%
Uncertain tax positions	(44,483)	(61.0)%
Other	1,002	1.3%
Effective income tax expense and rate	$154,176	211.3%
(1) State taxes in California, Colorado, Florida, Indiana, Massachusetts, Ohio, and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
	2024		2023
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$191,223	21.0%	$184,017	21.0%
State income tax rate, net of federal benefit	13,301	1.5%	16,854	1.9%
Foreign income tax rate differential	(34,166)	(3.8)%	31,495	3.6%
Global Intangible Low-Taxed Income, net	61,440	6.6%	44,003	5.0%
Non-deductible/non-taxable items	(12,028)	(1.3)%	(1,129)	(0.1)%
Change in valuation allowance	58,861	6.5%	156,312	17.8%
U.S. tax on foreign earnings	12,684	1.4%	1,752	0.2%
Foreign tax credits	(98,551)	(10.8)%	(55,648)	(6.4)%
Research and development credits	(9,903)	(1.1)%	(6,754)	(0.8)%
Uncertain tax positions	50,193	5.5%	330,819	37.8%
Share-based compensation	(1,157)	(0.1)%	(2,097)	(0.2)%
Intra-entity IP transactions	(271,700)	(29.8)%	(611,403)	(69.8)%
Other	317	0.1%	(4,515)	(0.4)%
Effective income tax expense and rate	$(39,486)	(4.3)%	$83,706	9.6%

The following tables set forth cash paid for income taxes, net of refunds, reflecting the adoption of ASU 2023-09. A subsequent table below provides the corresponding information for the prior years before the adoption of ASU 2023-09 and is provided for comparative purposes only.

Year Ended December 31,
2025
(in thousands)
Cash paid for income taxes, net of refunds:
Federal	$81,458
State	13,186
Foreign
China	15,584
Netherlands	40,605
Other foreign	34,233
Total	$185,066

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for income taxes, net of refunds (1)	$122,678	$176,564
(1) During the year ended December 31, 2025, we revised our presentation for cash paid for income taxes. Previously, cash paid for income taxes was presented excluding income tax refunds received. Under the revised presentation, cash paid for income taxes is presented net of refunds. We believe the revised presentation provides more meaningful and transparent information regarding our operating cash flows. Amounts for the years ended December 31, 2024, and 2023, have been recast to conform to current period presentation.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2025	2024
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$4,727	$4,081
Accruals, reserves, and other expenses	12,302	22,974
Net operating loss	311,741	65,776
Intangible assets	832,144	918,000
Foreign tax credit	65,268	49,027
Operating lease liabilities	77,131	75,396
Unrealized loss on foreign currency	—	59,111
Other	55,797	48,866
Valuation allowance	(300,379)	(241,568)
Total non-current deferred tax assets	$1,058,731	$1,001,663
Non-current deferred tax liabilities:
Unrealized gain on foreign currency	(1,254)	—
Property and equipment	(17,744)	(25,896)
Right-of-use assets	(65,551)	(63,782)
Intangible assets	(38,561)	(42,409)
Other	(1,449)	(1,313)
Total non-current deferred tax liabilities	$(124,559)	$(133,400)
In 2024, the intra-entity transaction related to IP rights resulted in an increase in the intangible assets deferred tax asset of $268.8 million, and this benefit was offset by an increase in uncertain tax positions of $145.6 million. In 2024, we received new information and remeasured the reserve for uncertain tax positions related to the 2020 and 2021 IP rights transactions which resulted in the release of uncertain tax positions of $141.2 million along with a corresponding foreign income tax benefit.
During 2025, valuation allowances recorded against deferred tax assets increased by $58.8 million. During 2024, valuation allowances increased by $58.0 million.

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

We have included in the table above deferred tax assets related to U.S. federal tax carryforwards of foreign tax credits and various state tax credits which expire starting in 2031 of $23.6 million and $17.9 million at December 31, 2025, and 2024, respectively. We have included in the table above deferred tax assets related to U.S. state tax net operating loss carryforwards, some of which expire at various dates beginning in 2030 and others of which do not expire, of $6.5 million and $0.3 million at December 31, 2025, and 2024, respectively. We have recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2026 and those which do not expire of $346.9 million and $98.3 million as of December 31, 2025, and 2024, respectively.

The transition tax in the U.S. Tax Cuts and Jobs Act (“Tax Act”) imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2025, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested. We consider all foreign earnings permanently reinvested unless there is an option to repatriate with low to minimal tax cost.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Unrecognized tax benefit as of January 1	$582,228	$556,482	$219,363
Additions in tax positions taken in prior period	1,522	9,855	3,690
Reductions in tax positions taken in prior period	(14,624)	(147,561)	(7)
Additions in tax positions taken in current period	72,177	184,184	325,058
Settlements	(34,840)	—	—
Lapse of statute of limitations	(9,585)	(366)	(148)
Cumulative foreign currency translation adjustment	40,095	(20,366)	8,526
Unrecognized tax benefit as of December 31	$636,973	$582,228	$556,482

We recorded a net expense of $10.2 million related to increases in 2025 unrecognized tax benefits. The impact of uncertain tax benefits on the rate reconciliation includes net increases and decreases in position changes and accrued interest expense. We disclosed current year unrecognized tax benefits and the related tax positions on a net basis in the categories in the rate reconciliation in which the tax positions are presented.

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

Interest and penalties related to income tax liabilities are included in ‘Income tax expense (benefit)’ in the consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, income tax-related penalties and interest were insignificant. During the year ended December 31, 2025, we released $4.8 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $12.2 million, $13.3 million, and $8.8 million, as of December 31, 2025, 2024, and 2023, respectively.

Unrecognized tax benefits of $642.2 million, $591.7 million, and $562.0 million as of December 31, 2025, 2024, and 2023, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

We have tax years open to examination in the major jurisdictions where we conduct business for the 2012-2025 tax years.

14. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$(81,198)	$950,071	$792,566
Denominator:
Weighted average common shares outstanding - basic	54,208	59,381	61,386
Plus: Dilutive effect of stock options and unvested restricted stock units	—	451	566
Weighted average common shares outstanding - diluted	54,208	59,832	61,952

Net income per common share:
Basic	$(1.50)	$16.00	$12.91
Diluted	$(1.50)	$15.88	$12.79

For the year ended December 31, 2025, 0.5 million outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS. For the years ended December 31, 2024, and 2023, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2025, we had purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $274.2 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Crocs Brand:
Revenues	$3,325,807	$3,277,967	$3,012,954
Cost of sales	1,287,447	1,258,727	1,205,670
Selling, general and administrative expenses	926,681	837,228	727,954
Income from operations (1)	1,111,679	1,182,012	1,079,330
HEYDUDE Brand:
Revenues	714,840	824,141	949,393
Cost of sales	394,805	430,893	531,414
Selling, general and administrative expenses	251,890	250,406	205,593
Asset impairments	737,000	5,441	—
Income from operations (1)	(668,855)	137,401	212,386
Total segment income from operations	$442,824	$1,319,413	$1,291,716
Reconciliation of segment income from operations to income before income taxes:
Enterprise corporate costs (1)	(293,309)	(297,502)	(254,933)
Foreign currency gains (losses), net	9,843	(6,777)	(1,240)
Interest income	1,844	3,484	2,406
Interest expense	(88,287)	(109,264)	(161,351)
Other income (expense), net	63	1,231	(326)
Income before income taxes	$72,978	$910,585	$876,272

Depreciation and amortization: (2)
Crocs Brand	$40,387	$35,165	$31,950
HEYDUDE Brand	23,151	19,353	14,200
Enterprise corporate	15,744	15,322	8,154
Total consolidated depreciation and amortization	$79,282	$69,840	$54,304
(1) In the first quarter of 2024, to reflect a change in the way management evaluates segment performance, makes operating decisions, and allocates resources, we made changes to segment profitability related to certain foreign currency amounts impacting cost of sales. These amounts have shifted costs or benefits that were previously presented in each of our reportable segments to ‘Enterprise corporate.’ We believe that the impact of these changes on prior periods is insignificant to each segment and thus have not recast prior periods.
(2) The amounts of depreciation and amortization disclosed by reportable segment and ‘Enterprise corporate’ are included within ‘Cost of sales’ and ‘Selling, general and administrative expenses.’

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2025, 2024, and 2023. The following table sets forth certain geographical information regarding our consolidated revenues for the periods as shown:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Location:
United States	$2,260,656	$2,482,218	$2,573,663
International (1)	1,779,518	1,619,890	1,388,684
Total revenues	$4,040,647	$4,102,108	$3,962,347
(1) No individual international country represented 10% or more of consolidated revenues in any of the years presented.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2025	2024
	(in thousands)
Location:
United States	$194,714	$205,166
International (1)	43,477	39,169
Total property and equipment, net	$238,191	$244,335
(1) As of December 31, 2025, and 2024, property and equipment, net in the Netherlands represented approximately 10% of consolidated property and equipment, net, comprised primarily of property and equipment related to the distribution center in Dordrecht. No other individual international country represented 10% or more of consolidated property and equipment, net in any of the years presented.

17. LEGAL PROCEEDINGS

On January 22, 2025, a putative class action lawsuit titled Carretta v. Crocs, Inc., et al., Case No. 1:25-cv-00096, was filed in the District Court for the District of Delaware against the Company and certain of its current officers. On December 15, 2025, lead plaintiffs filed an amended complaint on behalf of a purported class consisting of all purchasers of the Company’s common stock between August 4, 2022, and October 28, 2024, inclusive. The amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. The amended complaint seeks unspecified damages, an award of costs and expenses, and other unspecified relief.

Four purported shareholders of the Company have filed derivative actions against certain of the Company’s current directors and officers, as well as the Company as a nominal defendant, alleging claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, insider trading, waste of corporate assets, abuse of control, and gross mismanagement related to the Company’s wholesaler inventory and its alleged impact on the Company’s revenue. They seek damages and changes to the Company’s corporate governance structure. See James O’Connor v. Smach, et. al., C.A. No. 1:25-cv-00576 (D. Colo.); The Berger Trust v. Rees, et. al., C.A. No. 1:25-cv-00597 (D. Colo.); Sarabia v. Rees, et. al., C.A. No. 2025CV30069 (Dist. Ct. Broomfield Cnty., Colo.); Lesanto v. Bickley, et. al., C.A. No. 2025CV30071 (Dist. Ct. Broomfield Cnty., Colo.).

The Company and its directors and officers intend to vigorously defend these actions in all respects. The Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential loss, if any, from these actions at this time.

For all other legal claims and disputes, we have accrued estimated losses of $1.6 million within ‘Accrued expenses and other liabilities’ in our consolidated balance sheet as of December 31, 2025. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of December 31, 2025, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, other than as set forth above, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

18. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We sponsor a qualified defined contribution benefit plan (the “Plan”), covering substantially all of our U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. We make matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in our matching contributions when made. Contributions made by us under the Plan were $17.4 million, $14.8 million, and $12.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.