Form 10-Q
period 2026-03-31
Crocs, Inc.
filed 2026-04-30
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 23, 2026, Crocs, Inc. had 49,689,648 shares of its common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$921,457	$937,333
Cost of sales	398,512	395,784
Gross profit	522,945	541,549
Selling, general and administrative expenses	322,101	318,575
Income from operations	200,844	222,974
Foreign currency gains (losses), net	(1,625)	4,873
Interest income	335	333
Interest expense	(20,459)	(22,766)
Other expense, net	(251)	(475)
Income before income taxes	178,844	204,939
Income tax expense	41,288	44,836
Net income	$137,556	$160,103
Net income per common share:
Basic	$2.74	$2.85
Diluted	$2.71	$2.83
Weighted average common shares outstanding:
Basic	50,282	56,110
Diluted	50,707	56,502
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$137,556	$160,103
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains on derivative instruments	1,048	23
Reclassification adjustment for realized (gains) losses on derivative instruments	—	(419)
Net increase (decrease) from derivatives designated as hedging instruments	1,048	(396)
Foreign currency translation gains (losses), net	(12,834)	29,968
Total comprehensive income, net of tax	$125,770	$189,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$130,881	$130,354
Accounts receivable, net of allowances of $26,303 and $28,136, respectively	442,320	278,191
Inventories	397,557	368,687
Income taxes receivable	2,443	32,782
Other receivables	25,315	22,082
Prepaid expenses and other assets	66,687	53,787
Total current assets	1,065,203	885,883
Property and equipment, net of accumulated depreciation of $222,974 and $209,873, respectively	236,874	238,191
Intangible assets, net of accumulated amortization of $190,442 and $184,490, respectively	1,320,658	1,324,680
Goodwill	404,662	404,689
Deferred tax assets, net	920,050	935,054
Restricted cash	3,467	3,557
Right-of-use assets	345,137	338,669
Other assets	47,363	44,027
Total assets	$4,343,414	$4,174,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,474	$266,090
Accrued expenses and other liabilities	259,430	300,959
Income taxes payable	43,764	47,308
Current borrowings	5,550	—
Current operating lease liabilities	88,298	85,772
Total current liabilities	639,516	700,129
Deferred tax liabilities, net	902	882
Long-term income taxes payable	640,521	649,057
Long-term borrowings	1,330,271	1,230,885
Long-term operating lease liabilities	301,325	297,192
Other liabilities	3,489	3,322
Total liabilities	2,916,024	2,881,467
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.9 million and 110.7 million issued, 50.4 million and 50.2 million outstanding, respectively	111	111
Treasury stock, at cost, 60.5 million and 60.5 million shares, respectively	(3,042,686)	(3,040,416)
Additional paid-in capital	907,212	896,605
Retained earnings	3,618,194	3,480,638
Accumulated other comprehensive loss	(55,441)	(43,655)
Total stockholders’ equity	1,427,390	1,293,283
Total liabilities and stockholders’ equity	$4,343,414	$4,174,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	50,220	$111	60,481	$(3,040,416)	$896,605	$3,480,638	$(43,655)	$1,293,283
Share-based compensation	—	—	—	—	10,607	—	—	10,607
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	225	—	30	(2,455)	—	—	—	(2,455)
Repurchases of common stock, including excise tax	—	—	—	185	—	—	—	185
Net income	—	—	—	—	—	137,556	—	137,556
Other comprehensive loss	—	—	—	—	—	—	(11,786)	(11,786)
Balance at March 31, 2026	50,445	$111	60,511	$(3,042,686)	$907,212	$3,618,194	$(55,441)	$1,427,390

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	8,777	—	—	8,777
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	189	1	33	(3,310)	—	—	—	(3,309)
Repurchases of common stock, including excise tax	(607)	—	607	(61,282)	—	—	—	(61,282)
Net income	—	—	—	—	—	160,103	—	160,103
Other comprehensive income	—	—	—	—	—	—	29,572	29,572
Balance at March 31, 2025	56,057	$111	54,570	$(2,518,065)	$868,681	$3,721,939	$(103,073)	$1,969,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$137,556	$160,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,240	18,537
Operating lease cost	28,053	24,186
Share-based compensation	10,607	8,777
Asset impairment	3,301	—
Deferred taxes	954	13,589
Other non-cash items	4,568	(355)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(165,459)	(183,607)
Inventories	(30,959)	(36,633)
Prepaid expenses and other assets	(20,246)	3,516
Accounts payable, accrued expenses and other liabilities	(64,574)	(71,094)
Right-of-use assets and operating lease liabilities	(27,786)	(23,901)
Income taxes	22,811	19,647
Cash used in operating activities	(80,934)	(67,235)
Cash flows from investing activities:
Purchases of property, equipment, and software	(18,000)	(15,375)
Cash used in investing activities	(18,000)	(15,375)
Cash flows from financing activities:
Proceeds from borrowings	178,550	195,000
Repayments of borrowings	(76,000)	(65,000)
Repurchases of common stock	—	(60,866)
Repurchases of common stock for tax withholding	(2,455)	(3,310)
Cash provided by financing activities	100,095	65,824
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(724)	2,845
Net change in cash, cash equivalents, and restricted cash	437	(13,941)
Cash, cash equivalents, and restricted cash—beginning of period	133,911	183,678
Cash, cash equivalents, and restricted cash—end of period	$134,348	$169,737
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

Our reportable operating segments include: (i) the Crocs Brand and (ii) the HEYDUDE Brand. See Note 13 — Operating Segments for additional information.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2026, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts within Note 1 — Basis of Presentation and Summary of Significant Accounting Policies to conform to current period presentation.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for interest	$24,360	$26,838
Cash paid for income taxes, net of refunds (1)	17,069	12,020
Cash paid for operating leases	27,860	24,579

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$29,232	$45,361
Accrued purchases of property, equipment, and software	6,893	8,809
(1) In the fourth quarter of 2025, we revised our presentation for cash paid for income taxes. Previously, cash paid for income taxes was presented excluding income tax refunds received. Under the revised presentation, cash paid for income taxes is presented net of refunds. We believe the revised presentation provides more meaningful and transparent information regarding our operating cash flows. Amounts for the three months ended March 31, 2025, have been recast to conform to current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

Other new pronouncements issued but not effective until after March 31, 2026, are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$54,111	$88,242
Professional services	43,108	53,331
Fulfillment, freight, and duties	44,508	39,720
Return liabilities	36,868	37,960
Sales/use and value added taxes payable	23,958	23,068
Other	56,877	58,638
Total accrued expenses and other liabilities	$259,430	$300,959

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	March 31, 2026	December 31, 2025
	(in thousands)
Assets:
Right-of-use assets	$345,137	$338,669
Liabilities:
Current operating lease liabilities	$88,298	$85,772
Long-term operating lease liabilities	301,325	297,192
Total operating lease liabilities	$389,623	$382,964

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$28,053	$24,186
Short-term lease cost	2,650	2,960
Variable lease cost	5,825	5,589
Total lease costs	$36,528	$32,735

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2026, was 5.4 years and 6.6%, respectively. As of March 31, 2025, the weighted average remaining lease term and discount rate related to our lease liabilities was 6.0 years and 6.5%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2026
(in thousands)
2026 (remainder of year)	$75,021
2027	97,935
2028	78,406
2029	62,685
2030	47,313
Thereafter	104,260
Total future minimum lease payments	465,620
Less: imputed interest	(75,997)
Total operating lease liabilities	$389,623

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2026, and December 31, 2025. The fair values of our derivative instruments were an insignificant asset at March 31, 2026, and an insignificant asset and an insignificant liability at December 31, 2025. See Note 6 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at March 31, 2026, and December 31, 2025, based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of March 31, 2026, and December 31, 2025, were:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$502,188	$500,000	$504,063
2029 Notes	350,000	336,424	350,000	339,304
2031 Notes	350,000	316,306	350,000	323,971
Revolving Facility	159,000	159,000	62,000	62,000

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Leasehold improvement asset impairment (1)	$3,301	$—
Total asset impairments	$3,301	$—
(1) During the three months ended March 31, 2026, we recognized impairment charges of $3.3 million for certain HEYDUDE retail stores.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2026, or December 31, 2025.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2026, and December 31, 2025. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash used in operating activities.’

As of March 31, 2026, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of March 31, 2026. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of income, which is consistent with the nature of the hedged transaction. During the three months ended March 31, 2026, and 2025, there was no gain or loss and a gain of $0.6 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of $0.5 million will be reclassified to our condensed consolidated statements of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets, were:

	March 31, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$985	$(784)	$888	$(291)
Hedged derivatives:
Cash flow foreign currency contracts	927	(262)	109	(961)
Total derivatives	1,912	(1,046)	997	(1,252)
Netting of counterparty contracts	(789)	789	(268)	268
Total derivatives, net of counterparty contracts	$1,123	$(257)	$729	$(984)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
British Pound Sterling	$6,322	$105	$69,908	$(154)
South Korean Won	9,330	270	18,690	257
Euro	31,426	548	12,712	18
Brazilian Real	15,205	(695)	12,026	28
Japanese Yen	6,762	62	7,882	354
Canadian Dollar	7,642	(89)	4,938	94
Total non-hedged derivatives	76,687	201	126,156	597
Hedged derivatives:
Euro	22,389	295	39,909	(279)
South Korean Won	13,252	360	23,963	(494)
Japanese Yen	6,007	187	9,342	109
British Pound Sterling	4,624	39	7,931	(82)
Australian Dollar	6,729	(262)	7,677	(46)
Canadian Dollar	5,407	46	7,595	(60)
Total hedged derivatives	58,408	665	96,417	(852)
Total derivatives	$135,095	$866	$222,573	$(255)

Latest maturity date, non-hedged derivatives	April 2026		January 2026
Latest maturity date, hedged derivatives	December 2026		December 2026

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Foreign currency transaction gains (losses)	$(1,687)	$4,749
Foreign currency forward exchange contracts gains	62	124
Foreign currency gains (losses), net	$(1,625)	$4,873

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2026	December 31, 2025
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			159,000	62,000
Total face value of long-term borrowings				1,359,000	1,262,000
Less:
Unamortized issuance costs				28,729	31,115
Total long-term borrowings				$1,330,271	$1,230,885

At March 31, 2026, and December 31, 2025, $3.6 million and $10.2 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of 3.25 to 1.00 (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2026, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2026, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At March 31, 2026, we had $159.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2026 and December 31, 2025, we had $840.4 million and $937.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, which was amended on August 8, 2023, (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment, is referred to herein as the “Term Loan B Credit Agreement.”

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

As of March 31, 2026, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2026, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the three months ended March 31, 2026, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2026, we had borrowings outstanding of $5.6 million on the Citibank Facility, which became due in April 2026. As of December 31, 2025, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2026, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2026, we did not repurchase any shares of our common stock. During the three months ended March 31, 2025, we repurchased 0.6 million shares of our common stock at a cost of $60.9 million, including commissions.

As of March 31, 2026, and December 31, 2025, we had an accrual recorded for the stock repurchase excise tax of $5.3 million and $5.5 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

As of March 31, 2026, we had remaining authorization to repurchase $746.8 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by reportable operating segment, geography, and channel were:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Crocs Brand:
North America:
Wholesale	$138,397	$170,682
Direct-to-consumer	207,529	197,835
Total North America (1)	345,926	368,517
International:
Wholesale	307,425	306,122
Direct-to-consumer	114,065	86,969
Total International	421,490	393,091
Total Crocs Brand	$767,416	$761,608

Crocs Brand:
Total Wholesale	$445,822	$476,804
Total Direct-to-consumer	321,594	284,804
Total Crocs Brand	767,416	761,608
HEYDUDE Brand:
Wholesale	83,402	110,693
Direct-to-consumer	70,639	65,032
Total HEYDUDE Brand (2)	154,041	175,725
Total consolidated revenues	$921,457	$937,333
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except effective tax rate)
Income before income taxes	$178,844	$204,939
Income tax expense	41,288	44,836
Effective tax rate	23.1%	21.9%

During the three months ended March 31, 2026, income tax expense decreased $3.5 million compared to the same period in 2025. The effective tax rate for the three months ended March 31, 2026, was 23.1% compared to an effective tax rate of 21.9% for the same period in 2025, an increase of 120 basis points. This increase in the effective tax rate was primarily driven by a shift in the mix of our domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Pillar Two Global Minimum Tax

The Organization for Economic Co-operation and Development (“OECD”) has released Pillar Two model rules introducing a 15% global minimum tax rate applied on a country-by-country basis for large multinational corporations. Various jurisdictions we operate in have enacted the legislation. In January 2026, the OECD released additional guidance that excludes U.S. parented companies from most of the scope of Pillar Two taxes, specifically the Income Inclusion Rule and Undertaxed Profits Rule effective as of 2026. We are monitoring continuing development of these laws and the potential impact they will have on our Company. We do not anticipate the Pillar Two rules will have a significant impact on our 2026 consolidated financial statements.

H.R.1 Tax Act Bill

On July 4, 2025, H.R.1. was signed into law, amending and extending several provisions of the 2017 Tax Cuts and Jobs Act. Key changes relevant to the Company include the reinstatement of 100% bonus depreciation, the deductibility of domestic R&D expenses, and modifications to international provisions. The Company applied the provisions of the new tax law this quarter and it did not have a significant impact on our 2026 consolidated financial statements.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2026, and 2025, were:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Numerator:
Net income	$137,556	$160,103
Denominator:
Weighted average common shares outstanding - basic	50,282	56,110
Plus: Dilutive effect of stock options and unvested restricted stock units	425	392
Weighted average common shares outstanding - diluted	50,707	56,502

Net income per common share:
Basic	$2.74	$2.85
Diluted	$2.71	$2.83

In the three months ended March 31, 2026, and 2025, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and therefore excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2026, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $258.1 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Crocs Brand:
Revenues	$767,416	$761,608
Cost of sales	311,101	299,072
Selling, general and administrative expenses	203,157	188,892
Income from operations	253,158	273,644
HEYDUDE Brand:
Revenues	154,041	175,725
Cost of sales	86,350	93,822
Selling, general and administrative expenses	51,652	58,661
Income from operations	16,039	23,242
Total segment income from operations	$269,197	$296,886
Reconciliation of segment income from operations to income before income taxes:
Enterprise corporate costs	$(68,353)	$(73,912)
Foreign currency gains (losses), net	(1,625)	4,873
Interest income	335	333
Interest expense	(20,459)	(22,766)
Other expense, net	(251)	(475)
Income before income taxes	$178,844	$204,939

Depreciation and amortization: (1)
Crocs Brand	$10,324	$9,166
HEYDUDE Brand	5,978	5,559
Enterprise corporate	3,938	3,812
Total consolidated depreciation and amortization	$20,240	$18,537
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

For legal claims and disputes, we have accrued estimated losses of $1.7 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of March 31, 2026. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of March 31, 2026, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates, inflation, and future expected price increases, among other things, and as a result, there is more pressure on discretionary spending. Given this, our wholesale partners are also acting cautiously. In addition, geopolitical tensions have increased across the globe and are having an adverse impact on the global economy. Most recently, the conflict in the Middle East has caused, and may continue to cause, a reduction in our revenues for several of our distributor markets and an increase in the costs of raw materials and transportation associated with elevated oil prices. Furthermore, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, most relevant to us, a 10% tariff on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively. On February 20, 2026, the United States Supreme Court ruled the President did not have the requisite authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA). On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. While the timing remains uncertain, we currently estimate that we are eligible to receive approximately $70 million in refunds related to these tariffs. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, trade matters, war, or foreign policy in general. We are continuing to monitor developments with respect to these policy changes and proposals.
•We are prioritizing returning to growth in North America for both brands, while making progress on our long-term strategic initiatives. Specifically for the Crocs Brand, we believe this will be driven by product innovation, diversification within key product categories, including growth within our sandals business, and ultimately prioritizing stricter segmentation and pricing discipline across the marketplace. For the HEYDUDE Brand, we are focused on refining our marketing toward our target consumers, focusing on our core product offering, and refreshing the marketplace. For both brands, scaling digital capabilities continues to be a priority.
•Our liquidity position remains strong with $130.9 million in cash and cash equivalents and $849.9 million in available borrowing capacity as of March 31, 2026. Our total borrowings were $1.3 billion as of March 31, 2026. We also resumed our share repurchase program in April 2026, repurchasing $73.6 million of our common stock through April 23, 2026.

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

First Quarter 2026 Financial and Operational Highlights

Revenues were $921.5 million for the first quarter of 2026, a 1.7% decrease compared to the first quarter of 2025. The decrease was due to the net effects of: (i) lower unit sales volume in both brands, which resulted in a decrease in revenues of $67.9 million, or 7.2%; (ii) higher average selling price on a constant currency basis (“ASP”) driven by both brands, which increased revenues by $30.3 million, or 3.2%; and (iii) net favorable changes in exchange rates, which increased revenues by $21.7 million, or 2.3%.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2026:

•Crocs Brand revenues increased by 0.8%, or decreased by 1.9% on a constant currency basis, compared to the same period in 2025. HEYDUDE Brand revenues decreased 12.3%, or 13.2% on a constant currency basis, compared to the same period in 2025.
•Gross margin was 56.8%, a decrease of 100 basis points from last year’s first quarter, primarily due to unfavorable duties for both brands, as a result of the aforementioned incremental tariffs, and unfavorable product mix for both brands.
•Selling, general and administrative expenses (“SG&A”) were $322.1 million compared to $318.6 million in the first quarter of 2025, primarily due to higher costs in the direct-to-consumer (“DTC”) channel driven by the Crocs Brand and impairment charges related to HEYDUDE leasehold improvement assets, partially offset by reduced marketing costs for the HEYDUDE Brand. As a percent of revenues, SG&A increased to 35.0% of revenues compared to 34.0% of revenues in the first quarter of 2025.
•Income from operations decreased to $200.8 million from $223.0 million in last year’s first quarter. Net income was $137.6 million, or $2.71 per diluted share, compared to $160.1 million, or $2.83 per diluted share, in last year’s first quarter.

Results of Operations

Three Months Ended March 31,	% Change Favorable (Unfavorable)
2026	2025	Q1 2026-2025
(in thousands, except per share, margin, and average selling price data)
Revenues	$921,457	$937,333	(1.7)%
Cost of sales	398,512	395,784	(0.7)%
Gross profit	522,945	541,549	(3.4)%
Selling, general and administrative expenses	322,101	318,575	(1.1)%
Income from operations	200,844	222,974	(9.9)%
Foreign currency gains (losses), net	(1,625)	4,873	(133.3)%
Interest income	335	333	0.6%
Interest expense	(20,459)	(22,766)	10.1%
Other expense, net	(251)	(475)	47.2%
Income before income taxes	178,844	204,939	(12.7)%
Income tax expense	41,288	44,836	7.9%
Net income	$137,556	$160,103	(14.1)%
Net income per common share:
Basic	$2.74	$2.85	(3.9)%
Diluted	$2.71	$2.83	(4.2)%

Gross margin (1)	56.8%	57.8%	(100)	bp
Operating margin (1)	21.8%	23.8%	(200)	bp
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2026	2025	Q1 2026-2025	Q1 2026-2025
	(in thousands)
Crocs Brand:
Wholesale	$445,822	$476,804	(6.5)%	(9.4)%
Direct-to-consumer	321,594	284,804	12.9%	10.6%
Total Crocs Brand	767,416	761,608	0.8%	(1.9)%
HEYDUDE Brand:
Wholesale	83,402	110,693	(24.7)%	(26.0)%
Direct-to-consumer	70,639	65,032	8.6%	8.4%
Total HEYDUDE Brand	154,041	175,725	(12.3)%	(13.2)%
Total consolidated revenues	$921,457	$937,333	(1.7)%	(4.0)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended March 31, 2026, revenues decreased compared to the same period in 2025, primarily due to lower volume of $67.9 million, or 7.2%, driven by both brands. The overall decrease in revenues was partially offset by higher ASP of $30.3 million, or 3.2%, driven by favorable channel mix in both brands. Net favorable foreign currency fluctuations of $21.7 million, or 2.3%, primarily in the Euro, also increased revenues.

Gross margin. Gross margin decreased in the three months ended March 31, 2026, to 56.8% compared to 57.8% in the same period in 2025, primarily due to incremental duties of 100 basis points, unfavorable product mix of 80 basis points partially offset by increased pricing for the Crocs Brand of 40 basis points and favorable brand mix of 30 basis points.

Selling, general and administrative expenses. SG&A increased $3.5 million, or 1.1%, in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher DTC costs of $7.9 million, driven by rent expense as a result of investments in the channel as well as variable sales costs. Impairment charges of $3.3 million related to HEYDUDE leasehold improvement assets also contributed to the increase. The overall increase in SG&A was partially offset by decreases of $5.3 million in marketing costs and net decreases in other costs of $2.4 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2026, we recognized realized and unrealized net foreign currency losses of $1.6 million compared to gains of $4.9 million during the three months ended March 31, 2025.

Interest expense. Interest expense during the three months ended March 31, 2026, decreased $2.3 million, or 10.1%, compared to the three months ended March 31, 2025. The decrease in interest expense for the three months ended March 31, 2026, was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) and the Revolving Facility (as defined herein) in the current year.

Income tax expense. During the three months ended March 31, 2026, income tax expense decreased $3.5 million compared to the same period in 2025. The effective tax rate for the three months ended March 31, 2026, was 23.1% compared to an effective tax rate of 21.9% for the same period in 2025, an increase of 120 basis points. This increase in the effective tax rate was primarily driven by a shift in the mix of our domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2026	2025	Q1 2026-2025	Q1 2026-2025
	(in thousands)
Revenues:
Crocs Brand revenues	$767,416	$761,608	0.8%	(1.9)%
HEYDUDE Brand revenues	154,041	175,725	(12.3)%	(13.2)%
Total consolidated revenues	$921,457	$937,333	(1.7)%	(4.0)%

Income from operations:
Crocs Brand income from operations	$253,158	$273,644	(7.5)%	(10.6)%
HEYDUDE Brand income from operations	16,039	23,242	(31.0)%	(33.1)%
Enterprise corporate	(68,353)	(73,912)	7.5%	7.2%
Total consolidated income from operations	$200,844	$222,974	(9.9)%	(14.0)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher ASP, driven by favorable channel mix, and net favorable foreign currency fluctuations, primarily in the Euro. The overall increase was partially offset by lower volume.

Income from Operations. Income from operations for our Crocs Brand segment was $253.2 million for the three months ended March 31, 2026, a decrease of $20.5 million, or 7.5%, compared to the same period in 2025. Gross margin was 59.5%, a decrease of 120 basis points, primarily due to unfavorable duties and unfavorable product mix, partially offset by increased pricing in certain regions.

SG&A for our Crocs Brand segment increased $14.3 million, or 7.6%, during the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to higher costs in the DTC channel, including investment in the channel and variable costs, and increased investments in marketing.

HEYDUDE Brand

Revenues. For the three months ended March 31, 2026, HEYDUDE Brand revenues decreased compared to the same period in 2025, primarily due to lower volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to favorable channel mix and reduced discounting.

Income from Operations. Income from operations for the HEYDUDE segment was $16.0 million for the three months ended March 31, 2026, a decrease of $7.2 million, or 31.0%, compared to income from operations in the same period in 2025. Gross margin was 43.9%, a decrease of 270 basis points, primarily due to unfavorable product mix and channel mix, partially offset by higher ASP, driven by decreased discounting.

SG&A for the HEYDUDE Brand segment decreased $7.0 million, or 11.9%, during the three months ended March 31, 2026, compared to the same period in 2025. This decrease was primarily due to reduced costs for both fixed and variable marketing, partially offset by impairment charges related to HEYDUDE leasehold improvement assets, as described above.

Enterprise Corporate

During the three months ended March 31, 2026, total net costs within ‘Enterprise corporate’ decreased $5.6 million, or 7.5%, compared to the same period in 2025. This decrease was primarily due to cost savings as a result of operational workforce reductions.

Store Locations

As of March 31, 2026, we had 446 company-operated retail locations for the Crocs Brand, inclusive of 201 retail locations in North America and 245 retail locations internationally. As of March 31, 2026, we had 75 company-operated retail locations for the HEYDUDE Brand. As of March 31, 2025, we had 393 company-operated retail locations for the Crocs Brand, inclusive of 187 retail locations in North America and 206 retail locations internationally. As of March 31, 2025, we had 54 company-operated retail locations for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2026, was:

March 31, 2026
(in thousands)
Cash and cash equivalents	$130,881
Available borrowings	849,865

As of March 31, 2026, we had $130.9 million in cash and cash equivalents and up to $849.9 million of available borrowings, including $840.4 million of remaining borrowing availability under the Revolving Facility (as defined below) and $9.4 million of remaining borrowing availability under the Citibank Facility (as defined below). As of March 31, 2026, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

In April 2026, we resumed our share repurchase program, repurchasing 0.8 million shares of our common stock at a cost of $73.6 million, including commissions, through April 23, 2026. Following these repurchases, $673.2 million of share repurchase authorization remained available for future repurchases.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of March 31, 2026, without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2026, we held $113.4 million of our total $130.9 million in cash and cash equivalents in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $113.4 million, an insignificant amount is currently restricted by local laws or otherwise.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of 3.25 to 1.00 (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2026, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2026, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At March 31, 2026, we had $159.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2026, and December 31, 2025, we had $840.4 million and $937.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, which was amended on August 8, 2023, (the “August 2023 Amendment”) and on February 13, 2024 (the “February 2024 Amendment”). The Original Term Loan B Credit Agreement, as amended by the August 2023 Amendment and the February 2024 Amendment, is referred to herein as the “Term Loan B Credit Agreement.”

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

As of March 31, 2026, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2026, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the three months ended March 31, 2026, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2026, we had borrowings outstanding of $5.6 million on the Citibank Facility, which were repaid in April 2026. As of December 31, 2025, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2026, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	Favorable (Unfavorable)
	(in thousands)
Cash used in operating activities	$(80,934)	$(67,235)	$(13,699)	(20.4)%
Cash used in investing activities	(18,000)	(15,375)	(2,625)	(17.1)%
Cash provided by financing activities	100,095	65,824	34,271	52.1%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(724)	2,845	(3,569)	(125.4)%
Net change in cash, cash equivalents, and restricted cash	$437	$(13,941)	$14,378	103.1%

Operating Activities. Cash used in operating activities consists of net income adjusted for non-cash items and changes in working capital. Cash used in operating activities increased $13.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by lower net income, adjusted for non-cash items, of $19.6 million, partially offset by increases in operating assets and liabilities of $5.9 million, primarily due to the change in prepaid expenses, accounts receivable, and accounts payable, accrued expenses, and other liabilities.

Investing Activities. There was a $2.6 million increase in cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was due to an increase in purchases of property, equipment, and software.

Financing Activities. Cash provided by financing activities increased by $34.3 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in cash provided by financing activities was primarily due to a decrease of $60.9 million in repurchases of common stock. There were other increases in cash provided of $0.9 million. The overall increase in cash provided by financing activities was partially offset by a decrease in proceeds from borrowings of $16.5 million and an increase in repayments of $11.0 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than borrowings and repayments on the Revolving Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2026, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the three months ended March 31, 2026, there were no triggering events for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. Certain factors, such as failure to achieve forecasted revenue growth rates, EBITDA, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in impairment charges in future periods

For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2025.

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

As of March 31, 2026, we had borrowings with a face value of $1.4 billion, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility and Citibank Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of March 31, 2026. As of December 31, 2025, we had long-term borrowings with a face value of $1.3 billion and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility, Revolving Facility, and our Citibank Facility would increase our interest expense over the next twelve months by $6.6 million based on the balances outstanding for these borrowings as of March 31, 2026.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended March 31, 2026, by $4.6 million and $1.9 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2026, the U.S. Dollar notional value of our total derivatives was $135.1 million. The fair value of these contracts at March 31, 2026, was an insignificant asset.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2026, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of $11.4 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the three months ended March 31, 2026, and 2025.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 14 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. Other Information

During the three months ended March 31, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1*†	Employment Offer Letter dated November 7, 2024, between Crocs, Inc. and Rupert Campbell.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*     Compensatory plan or arrangement.
†     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: April 30, 2026	By:	/s/ Patraic Reagan
		Name:	Patraic Reagan
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)