Form 10-Q
period 2026-06-30
Crocs, Inc.
filed 2026-07-30
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 23, 2026, Crocs, Inc. had 47,945,075 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,179,468	$1,149,373	$2,100,925	$2,086,706
Cost of sales	478,761	440,537	877,273	836,321
Gross profit	700,707	708,836	1,223,652	1,250,385
Selling, general and administrative expenses (1)	415,029	398,237	733,829	716,812
Goodwill impairment (1)	—	307,000	—	307,000
Asset impairments (1)	—	431,115	3,301	431,115
Income (loss) from operations	285,678	(427,516)	486,522	(204,542)
Foreign currency (losses) gains, net	(2,302)	434	(3,927)	5,307
Interest income	583	371	918	704
Interest expense	(19,909)	(22,523)	(40,368)	(45,289)
Other (expense) income, net	(127)	627	(378)	152
Income (loss) before income taxes	263,923	(448,607)	442,767	(243,668)
Income tax expense	59,036	43,675	100,324	88,511
Net income (loss)	$204,887	$(492,282)	$342,443	$(332,179)
Net income (loss) per common share:
Basic	$4.17	$(8.82)	$6.89	$(5.94)
Diluted	$4.13	$(8.82)	$6.83	$(5.94)
Weighted average common shares outstanding:
Basic	49,115	55,783	49,695	55,946
Diluted	49,628	55,783	50,164	55,946
(1) Amounts for the three and six months ended June 30, 2025, have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$204,887	$(492,282)	$342,443	$(332,179)
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	309	(224)	1,358	(201)
Reclassification adjustment for realized losses (gains) on derivative instruments	89	184	89	(235)
Net increase (decrease) from derivatives designated as hedging instruments	398	(40)	1,447	(436)
Foreign currency translation (losses) gains, net	(8,383)	67,965	(21,218)	97,933
Total comprehensive income (loss), net of tax	$196,902	$(424,357)	$322,672	$(234,682)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$170,276	$130,354
Accounts receivable, net of allowances of $38,848 and $28,136, respectively	430,297	278,191
Inventories	389,212	368,687
Income taxes receivable	4,924	32,782
Other receivables	22,892	22,082
Prepaid expenses and other assets	67,005	53,787
Total current assets	1,084,606	885,883
Property and equipment, net of accumulated depreciation of $239,780 and $209,873, respectively	246,078	238,191
Intangible assets, net	1,317,707	1,324,680
Goodwill	404,643	404,689
Deferred tax assets, net	911,346	935,054
Restricted cash	3,555	3,557
Right-of-use assets	337,548	338,669
Other assets	50,796	44,027
Total assets	$4,356,279	$4,174,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,511	$266,090
Accrued expenses and other liabilities	306,066	300,959
Income taxes payable	69,308	47,308
Current operating lease liabilities	90,144	85,772
Total current liabilities	728,029	700,129
Deferred tax liabilities, net	861	882
Long-term income taxes payable	639,580	649,057
Long-term borrowings	1,307,658	1,230,885
Long-term operating lease liabilities	291,400	297,192
Other liabilities	4,077	3,322
Total liabilities	2,971,605	2,881,467
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 111.0 million and 110.7 million issued, 48.1 million and 50.2 million outstanding, respectively	111	111
Treasury stock, at cost, 62.9 million and 60.5 million shares, respectively	(3,296,549)	(3,040,416)
Additional paid-in capital	921,457	896,605
Retained earnings	3,823,081	3,480,638
Accumulated other comprehensive loss	(63,426)	(43,655)
Total stockholders’ equity	1,384,674	1,293,283
Total liabilities and stockholders’ equity	$4,356,279	$4,174,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	50,445	$111	60,511	$(3,042,686)	$907,212	$3,618,194	$(55,441)	$1,427,390
Share-based compensation	—	—	—	—	14,245	—	—	14,245
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	36	—	8	(783)	—	—	—	(783)
Repurchases of common stock, including excise tax	(2,345)	—	2,345	(253,080)	—	—	—	(253,080)
Net income	—	—	—	—	—	204,887	—	204,887
Other comprehensive loss	—	—	—	—	—	—	(7,985)	(7,985)
Balance at June 30, 2026	48,136	$111	62,864	$(3,296,549)	$921,457	$3,823,081	$(63,426)	$1,384,674

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	56,057	$111	54,570	$(2,518,065)	$868,681	$3,721,939	$(103,073)	$1,969,593
Share-based compensation	—	—	—	—	11,259	—	—	11,259
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	47	—	8	(794)	—	—	—	(794)
Repurchases of common stock, including excise tax	(1,303)	—	1,303	(134,564)	—	—	—	(134,564)
Net loss	—	—	—	—	—	(492,282)	—	(492,282)
Other comprehensive income	—	—	—	—	—	—	67,925	67,925
Balance at June 30, 2025	54,801	$111	55,881	$(2,653,423)	$879,940	$3,229,657	$(35,148)	$1,421,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	50,220	$111	60,481	$(3,040,416)	$896,605	$3,480,638	$(43,655)	$1,293,283
Share-based compensation	—	—	—	—	24,852	—	—	24,852
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	261	—	38	(3,238)	—	—	—	(3,238)
Repurchases of common stock, including excise tax	(2,345)	—	2,345	(252,895)	—	—	—	(252,895)
Net income	—	—	—	—	—	342,443	—	342,443
Other comprehensive loss	—	—	—	—	—	—	(19,771)	(19,771)
Balance at June 30, 2026	48,136	$111	62,864	$(3,296,549)	$921,457	$3,823,081	$(63,426)	$1,384,674

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	20,036	—	—	20,036
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	236	1	41	(4,104)	—	—	—	(4,103)
Repurchases of common stock, including excise tax	(1,910)	—	1,910	(195,846)	—	—	—	(195,846)
Net loss	—	—	—	—	—	(332,179)	—	(332,179)
Other comprehensive income	—	—	—	—	—	—	97,497	97,497
Balance at June 30, 2025	54,801	$111	55,881	$(2,653,423)	$879,940	$3,229,657	$(35,148)	$1,421,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$342,443	$(332,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,286	38,011
Operating lease cost	56,581	49,738
Share-based compensation	24,852	20,036
Asset impairment	3,301	738,115
Deferred taxes	(53)	13,956
Other non-cash items	8,531	8,428
Changes in operating assets and liabilities:
Accounts receivable	(154,913)	(147,242)
Inventories	(22,832)	(49,824)
Prepaid expenses and other assets	(21,297)	(12,160)
Accounts payable, accrued expenses and other liabilities	1,604	(26,467)
Right-of-use assets and operating lease liabilities	(56,764)	(49,821)
Income taxes	49,029	(32,026)
Cash provided by operating activities	270,768	218,565
Cash flows from investing activities:
Purchases of property, equipment, and software	(38,729)	(31,946)
Cash used in investing activities	(38,729)	(31,946)
Cash flows from financing activities:
Proceeds from borrowings	295,000	539,000
Repayments of borrowings	(223,000)	(514,000)
Repurchases of common stock, including excise tax	(256,157)	(194,137)
Repurchases of common stock for tax withholding	(3,238)	(4,104)
Cash used in financing activities	(187,395)	(173,241)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,724)	7,125
Net change in cash, cash equivalents, and restricted cash	39,920	20,503
Cash, cash equivalents, and restricted cash—beginning of period	133,911	183,678
Cash, cash equivalents, and restricted cash—end of period	$173,831	$204,181
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2026, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of operations and in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies to conform to current period presentation.

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

Changes in Laws and Regulations

On February 20, 2026, the United States Supreme Court ruled the President did not have the requisite authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA). On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. As of June 30, 2026, no refunds were realized or considered realizable; accordingly, no benefit has been recognized under the gain contingency model. Subsequent to June 30, 2026, we received approximately $20 million of IEEPA tariff refunds. The corresponding benefit is expected to be recognized within ‘Cost of sales’ in the condensed consolidated statements of operations during the third quarter of 2026.

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash paid for interest	$35,023	$39,393
Cash paid for income taxes, net of refunds (1)	51,399	106,616
Cash paid for operating leases	57,050	49,986

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$44,975	$74,753
Accrued purchases of property, equipment, and software	12,978	5,338
(1) In the fourth quarter of 2025, we revised our presentation for cash paid for income taxes. Previously, cash paid for income taxes was presented excluding income tax refunds received. Under the revised presentation, cash paid for income taxes is presented net of refunds. We believe the revised presentation provides more meaningful and transparent information regarding our operating cash flows. Amounts for the six months ended June 30, 2025, have been recast to conform to current period presentation.

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

Other new pronouncements issued but not effective until after June 30, 2026, are not expected to have a material impact on our condensed consolidated financial statements.

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

There was no triggering event or impairment recorded during the three and six months ended June 30, 2026.

During the three months ended June 30, 2025, there was a triggering event for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. The triggering event was due to downward revisions during the second quarter of the fiscal year ended 2025, to our internal HEYDUDE Brand forecast as a result of the extended time we believed it would take us to stabilize the HEYDUDE Brand and return it to growth. This was partly due to the projected impact of a weak U.S. consumer at the time of the triggering event, and the disproportionate impact of tariffs on HEYDUDE Brand products, which became evident in the second quarter of the fiscal year ended 2025. As a result, we completed quantitative assessments for the trademark and the reporting unit goodwill in the second quarter of the fiscal year ended 2025.

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

The changes in goodwill for the six months ended June 30, 2026, were:

	Goodwill
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Gross goodwill at December 31, 2025	$2,424	$710,034	$712,458
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at December 31, 2025	1,655	403,034	404,689

Changes during the six months ended June 30, 2026:
Foreign currency translation	(46)	—	(46)

Gross goodwill at June 30, 2026	2,378	710,034	712,412
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at June 30, 2026	$1,609	$403,034	$404,643

‘Intangible assets, net’ reported in the condensed consolidated balance sheets consist of the following:

	June 30, 2026				December 31, 2025
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$146,755	$(130,639)	$—	$16,116	$145,954	$(126,000)	$—	$19,954
Customer relationships	210,000	(61,250)	—	148,750	210,000	(54,250)	—	155,750
Patents, copyrights, and trademarks	10,783	(4,490)	—	6,293	9,767	(4,240)	—	5,527
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	(430,000)	1,140,000	1,570,000	—	(430,000)	1,140,000
In progress	5,720	—	—	5,720	2,676	—	—	2,676
Other	828	—	—	828	773	—	—	773
Total	$1,944,086	$(196,379)	$(430,000)	$1,317,707	$1,939,170	$(184,490)	$(430,000)	$1,324,680

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$60,770	$88,242
Professional services	52,534	53,331
Fulfillment, freight, and duties	45,652	39,720
Return liabilities	43,715	37,960
Sales/use and value added taxes payable	32,953	23,068
Other	70,442	58,638
Total accrued expenses and other liabilities	$306,066	$300,959

5. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2026	December 31, 2025
	(in thousands)
Assets:
Right-of-use assets	$337,548	$338,669
Liabilities:
Current operating lease liabilities	$90,144	$85,772
Long-term operating lease liabilities	291,400	297,192
Total operating lease liabilities	$381,544	$382,964

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$28,528	$25,552	$56,581	$49,738
Short-term lease cost	3,209	3,432	5,859	6,392
Variable lease cost	16,615	15,894	22,440	21,483
Total lease costs	$48,352	$44,878	$84,880	$77,613

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2026, was 5.2 years and 6.5%, respectively. As of June 30, 2025, the weighted average remaining lease term and discount rate related to our lease liabilities was 5.8 years and 6.6%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2026
(in thousands)
2026 (remainder of year)	$48,749
2027	103,324
2028	83,059
2029	65,710
2030	49,653
Thereafter	104,462
Total future minimum lease payments	454,957
Less: imputed interest	(73,413)
Total operating lease liabilities	$381,544

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2026, and December 31, 2025. The fair values of our derivative instruments were an insignificant asset at June 30, 2026, and an insignificant asset and an insignificant liability at December 31, 2025. See Note 7 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at June 30, 2026, and December 31, 2025, based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of June 30, 2026, and December 31, 2025, were:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$502,813	$500,000	$504,063
2029 Notes	350,000	339,906	350,000	339,304
2031 Notes	350,000	326,454	350,000	323,971
Revolving Facility	134,000	134,000	62,000	62,000

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Asset impairments’ in our condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Indefinite-lived trademark impairment (1)	$—	$430,000	$—	$430,000
Goodwill impairment (1)	—	307,000	—	307,000
Leasehold improvement asset impairment (2)	—	—	3,301	—
Information technology systems impairment (3)	—	1,115	—	1,115
Total asset impairments	$—	$738,115	$3,301	$738,115
(1) During the three months ended June 30, 2025, we recognized impairment charges of $430.0 million and $307.0 million to our indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, respectively. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.
(2) During the six months ended June 30, 2026, we recognized impairment charges of $3.3 million for certain HEYDUDE retail stores.
(3) During the three months ended June 30, 2025, we recognized an impairment of $1.1 million related to the discontinuation of an information technology project.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of June 30, 2026, or December 31, 2025.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2026, and December 31, 2025. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of June 30, 2026, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency (losses) gains, net’ in the condensed consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of June 30, 2026. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of operations, which is consistent with the nature of the hedged transaction. During both the three and six months ended June 30, 2026, there was an insignificant loss recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the three and six months ended June 30, 2025, there was a loss of $0.2 million and a gain of $0.3 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of $0.8 million will be reclassified to our condensed consolidated statements of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets and were:

	June 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$1,568	$(104)	$888	$(291)
Hedged derivatives:
Cash flow foreign currency contracts	1,125	(185)	109	(961)
Total derivatives	2,693	(289)	997	(1,252)
Netting of counterparty contracts	(209)	209	(268)	268
Total derivatives, net of counterparty contracts	$2,484	$(80)	$729	$(984)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
British Pound Sterling	$—	$—	$69,908	$(154)
South Korean Won	7,694	326	18,690	257
Euro	35,346	778	12,712	18
Brazilian Real	14,802	128	12,026	28
Japanese Yen	10,075	232	7,882	354
Canadian Dollar	—	—	4,938	94
Total non-hedged derivatives	67,917	1,464	126,156	597
Hedged derivatives:
Euro	16,520	459	39,909	(279)
South Korean Won	6,903	389	23,963	(494)
Japanese Yen	2,632	159	9,342	109
British Pound Sterling	2,878	13	7,931	(82)
Australian Dollar	4,243	(185)	7,677	(46)
Canadian Dollar	3,415	105	7,595	(60)
Total hedged derivatives	36,591	940	96,417	(852)
Total derivatives	$104,508	$2,404	$222,573	$(255)

Latest maturity date, non-hedged derivatives	July 2026		January 2026
Latest maturity date, hedged derivatives	December 2026		December 2026

Amounts reported in ‘Foreign currency (losses) gains, net’ in the condensed consolidated statements of operations include both realized and unrealized gains and losses from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Foreign currency transaction (losses) gains	$(2,192)	$612	$(3,879)	$5,361
Foreign currency forward exchange contracts losses	(110)	(178)	(48)	(54)
Foreign currency (losses) gains, net	$(2,302)	$434	$(3,927)	$5,307

8. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2026	December 31, 2025
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			134,000	62,000
Total face value of long-term borrowings				1,334,000	1,262,000
Less:
Unamortized issuance costs				26,342	31,115
Total long-term borrowings				$1,307,658	$1,230,885

At June 30, 2026, and December 31, 2025, $10.2 million of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of 3.25 to 1.00 (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2026, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2026, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At June 30, 2026, we had $134.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2026 and December 31, 2025, we had $865.4 million and $937.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of June 30, 2026, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2026, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the six months ended June 30, 2026, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2026, and December 31, 2025, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2026, we were in compliance with all financial covenants under the Notes.

9. COMMON STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2026, we repurchased 2.3 million shares of our common stock at a cost of $250.6 million, including commissions. During the three months ended June 30, 2025, we repurchased 1.3 million shares of our common stock at a cost of $133.2 million, including commissions. During the six months ended June 30, 2025, we repurchased 1.9 million shares of our common stock at a cost of $194.1 million, including commissions.

As of June 30, 2026, and December 31, 2025, we had an accrual recorded for the stock repurchase excise tax of $2.3 million and $5.5 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

As of June 30, 2026, we had remaining authorization to repurchase $496.2 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement. On July 27, 2026, the Board approved a $1.5 billion increase to our share repurchase authorization, after which approximately $2.0 billion remained available for future common stock repurchases.

10. REVENUES

Revenues by reportable operating segment, geography, and channel were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Crocs Brand:
North America:
Wholesale	$152,549	$166,528	$290,946	$337,210
Direct-to-consumer	306,184	290,602	513,713	488,437
Total North America (1)	458,733	457,130	804,659	825,647
International:
Wholesale	288,950	298,151	596,375	604,274
Direct-to-consumer	252,754	204,309	366,819	291,278
Total International	541,704	502,460	963,194	895,552
Total Crocs Brand	$1,000,437	$959,590	$1,767,853	$1,721,199

Crocs Brand:
Total Wholesale	$441,499	$464,679	$887,321	$941,484
Total Direct-to-consumer	558,938	494,911	880,532	779,715
Total Crocs Brand	1,000,437	959,590	1,767,853	1,721,199
HEYDUDE Brand:
Wholesale	82,564	99,760	165,966	210,453
Direct-to-consumer	96,467	90,023	167,106	155,054
Total HEYDUDE Brand (2)	179,031	189,783	333,072	365,507
Total consolidated revenues	$1,179,468	$1,149,373	$2,100,925	$2,086,706
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$263,923	$(448,607)	$442,767	$(243,668)
Income tax expense	59,036	43,675	100,324	88,511
Effective tax rate	22.4%	(9.7)%	22.7%	(36.3%)

During the three months ended June 30, 2026, income tax expense increased $15.4 million compared to the same period in 2025. The effective tax rate for the three months ended June 30, 2026, was 22.4% compared to an effective tax rate of (9.7)% for the same period in 2025. The change in the effective tax rate was the result of quarterly tax expense compared to the impact of the income (loss) before income taxes related to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the three months ended June 30, 2025. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2026, income tax expense increased $11.8 million compared to the same period in 2025. The effective tax rate for the six months ended June 30, 2026, was 22.7% compared to an effective tax rate of (36.3)% for the same period in 2025. The change in the effective tax rate was the result of year-to-date tax expense compared to the impact of the income (loss) before income taxes related to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the six months ended June 30, 2025. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

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

H.R.1 Tax Act Bill

On July 4, 2025, H.R.1. was signed into law, amending and extending several provisions of the 2017 Tax Cuts and Jobs Act. Key changes relevant to the Company include the reinstatement of 100% bonus depreciation, the deductibility of domestic R&D expenses, and modifications to international provisions. The Company applied the provisions of the new tax law in 2026 and it did not have a significant impact on our 2026 consolidated financial statements.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2026, and 2025, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net income (loss)	$204,887	$(492,282)	$342,443	$(332,179)
Denominator:
Weighted average common shares outstanding - basic	49,115	55,783	49,695	55,946
Plus: Dilutive effect of stock options and unvested restricted stock units	513	—	469	—
Weighted average common shares outstanding - diluted	49,628	55,783	50,164	55,946

Net income (loss) per common share:
Basic	$4.17	$(8.82)	$6.89	$(5.94)
Diluted	$4.13	$(8.82)	$6.83	$(5.94)

In the three and six months ended June 30, 2026, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and therefore excluded from the calculation of diluted EPS. In the three and six months ended June 30, 2025, 0.5 million outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2026, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $232.1 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Crocs Brand:
Revenues	$1,000,437	$959,590	$1,767,853	$1,721,199
Cost of sales	374,575	344,820	685,675	643,892
Selling, general and administrative expenses	273,782	256,415	476,939	445,307
Income from operations	352,080	358,355	605,239	632,000
HEYDUDE Brand:
Revenues	179,031	189,783	333,072	365,507
Cost of sales	101,925	94,448	188,276	188,271
Selling, general and administrative expenses	54,674	64,279	103,025	122,939
Asset impairments	—	737,000	3,301	737,000
Income (loss) from operations	22,432	(705,944)	38,470	(682,703)
Total segment income (loss) from operations	$374,512	$(347,589)	$643,709	$(50,703)
Reconciliation of segment income (loss) from operations to income (loss) before income taxes:
Enterprise corporate costs	$(88,834)	$(79,927)	$(157,187)	$(153,839)
Foreign currency (losses) gains, net	(2,302)	434	(3,927)	5,307
Interest income	583	371	918	704
Interest expense	(19,909)	(22,523)	(40,368)	(45,289)
Other (expense) income, net	(127)	627	(378)	152
Income (loss) before income taxes	$263,923	$(448,607)	$442,767	$(243,668)

Depreciation and amortization: (1)
Crocs Brand	$10,125	$9,839	$20,449	$19,005
HEYDUDE Brand	5,970	5,632	11,948	11,191
Enterprise corporate	3,951	4,003	7,889	7,815
Total consolidated depreciation and amortization	$20,046	$19,474	$40,286	$38,011
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

For legal claims and disputes, we have accrued estimated losses of $0.7 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2026. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2026, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates, inflation, and future expected price increases, among other things, and as a result, there is more pressure on discretionary spending. Given this, our wholesale partners are also acting cautiously. In addition, geopolitical tensions have remained elevated across the globe and are having an adverse impact on the global economy. Most recently, the conflict in the Middle East has caused, and may continue to cause, a reduction in our revenues for several of our distributor markets and an increase in the costs of raw materials and transportation associated with elevated oil prices. Furthermore, as of June 30, 2026, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries, including, most relevant to us, a 10% tariff on all imports from Vietnam, China, Indonesia, India, and Cambodia, respectively. On February 20, 2026, the United States Supreme Court ruled the President did not have the requisite authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA). On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. While the timing remains uncertain, we currently estimate that we are eligible to receive a total of approximately $70 million in refunds related to these tariffs. As of June 30, 2026, no refunds were realized or considered realizable; accordingly, no benefit has been recognized under the gain contingency model. Subsequent to June 30, 2026, we received approximately $20 million of IEEPA tariff refunds. The corresponding benefit is expected to be recognized within ‘Cost of sales’ in the condensed consolidated statements of operations during the third quarter of 2026. Additionally, in July 2026, the aforementioned 10% tariffs expired and were replaced with new tariffs ranging from 10% to 12.5%. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, trade matters, war, or foreign policy in general. We are continuing to monitor developments with respect to these policy changes and proposals.
•We continue to prioritize growth in North America for both brands, while making progress on our long-term strategic initiatives. Specifically for the Crocs Brand, we believe this will be driven by product innovation, diversification within key product categories, including growth within our sandals business, and ultimately prioritizing stricter segmentation and pricing discipline across the marketplace. For the HEYDUDE Brand, we are focused on our core consumer, refining our product offering within the slip-on category, and refreshing the marketplace. For both brands, scaling digital capabilities continues to be a priority.
•Our liquidity position remains strong with $170.3 million in cash and cash equivalents and $880.4 million in available borrowing capacity as of June 30, 2026. Our total borrowings were $1.3 billion as of June 30, 2026. We repurchased $250.6 million of our common stock during the quarter.

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

Second Quarter 2026 Financial and Operational Highlights

Revenues were $1,179.5 million for the second quarter of 2026, a 2.6% increase compared to the second quarter of 2025. The increase was due to the net effects of: (i) higher average selling price on a constant currency basis (“ASP”) driven by both brands, which increased revenues by $37.9 million, or 3.3%; (ii) lower unit sales volume in the HEYDUDE Brand, partially offset by higher unit sales volume in the Crocs Brand, which resulted in a decrease in revenues of $14.1 million, or 1.2%; and (iii) net changes in exchange rates, which increased revenues by $6.3 million, or 0.6%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2026:

•Crocs Brand revenues increased by 4.3%, or 3.7% on a constant currency basis, compared to the same period in 2025. HEYDUDE Brand revenues decreased 5.7%, or 5.8% on a constant currency basis, compared to the same period in 2025.
•Gross margin was 59.4%, a decrease of 230 basis points from last year’s second quarter, primarily due to unfavorable duties for both brands, as a result of the aforementioned incremental tariffs. Unfavorable product mix in the Crocs Brand also contributed to the decrease, partially offset by lower product costs in the Crocs Brand.
•Selling, general and administrative expenses (“SG&A”) were $415.0 million compared to $398.2 million in the second quarter of 2025, primarily due to higher costs in the direct-to-consumer (“DTC”) channel, including investments in the channel driven by the Crocs Brand, partially offset by reduced marketing costs for the HEYDUDE Brand. As a percent of revenues, SG&A increased to 35.2% of revenues compared to 34.6% of revenues in the second quarter of 2025.
•There were no asset impairments compared to $738.1 million in the second quarter of 2025, primarily driven by the partial impairment in the prior year of the HEYDUDE indefinite-lived trademark and HEYDUDE Brand reporting unit goodwill. Refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
•Income from operations increased to $285.7 million from a loss from operations of $427.5 million in last year’s second quarter. The increase is driven primarily by asset impairments that did not recur in the current year, as described above. Net income was $204.9 million, or $4.13 per diluted share, compared to a net loss of $492.3 million, or a net loss per diluted share of $8.82, in last year’s second quarter.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025	2026	2025		Q2 2026-2025		YTD 2026-2025
	($ in thousands, except per share data)
Revenues	$1,179,468	$1,149,373	$2,100,925	$2,086,706		2.6%		0.7%
Cost of sales	478,761	440,537	877,273	836,321		(8.7)%		(4.9)%
Gross profit	700,707	708,836	1,223,652	1,250,385		(1.1)%		(2.1)%
Selling, general and administrative expenses	415,029	398,237	733,829	716,812		(4.2)%		(2.4)%
Goodwill impairment	—	307,000	—	307,000		100.0%		100.0%
Asset impairments	—	431,115	3,301	431,115		100.0%		99.2%
Income (loss) from operations	285,678	(427,516)	486,522	(204,542)		166.8%		337.9%
Foreign currency (losses) gains, net	(2,302)	434	(3,927)	5,307		(630.4)%		(174.0)%
Interest income	583	371	918	704		57.1%		30.4%
Interest expense	(19,909)	(22,523)	(40,368)	(45,289)		11.6%		10.9%
Other (expense) income, net	(127)	627	(378)	152		(120.3)%		(348.7)%
Income (loss) before income taxes	263,923	(448,607)	442,767	(243,668)		158.8%		281.7%
Income tax expense	59,036	43,675	100,324	88,511		(35.2)%		(13.3)%
Net income (loss)	$204,887	$(492,282)	$342,443	$(332,179)		141.6%		203.1%
Net income (loss) per common share:
Basic	$4.17	$(8.82)	$6.89	$(5.94)		147.3%		216.0%
Diluted	$4.13	$(8.82)	$6.83	$(5.94)		146.8%		215.0%

Gross margin (1)	59.4%	61.7%	58.2%	59.9%	(230)	bp	(170)	bp
Operating margin (1)	24.2%	(37.2)%	23.2%	(9.8)%	6,140	bp	3,300	bp
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2026	2025	2026	2025	Q2 2026-2025	YTD 2026-2025	Q2 2026-2025	YTD 2026-2025
	(in thousands)
Crocs Brand:
Wholesale	$441,499	$464,679	$887,321	$941,484	(5.0)%	(5.8)%	(5.4)%	(7.4)%
Direct-to-consumer	558,938	494,911	880,532	779,715	12.9%	12.9%	12.0%	11.5%
Total Crocs Brand	1,000,437	959,590	1,767,853	1,721,199	4.3%	2.7%	3.7%	1.2%
HEYDUDE Brand:
Wholesale	82,564	99,760	165,966	210,453	(17.2)%	(21.1)%	(17.4)%	(21.8)%
Direct-to-consumer	96,467	90,023	167,106	155,054	7.2%	7.8%	7.1%	7.7%
Total HEYDUDE Brand	179,031	189,783	333,072	365,507	(5.7)%	(8.9)%	(5.8)%	(9.4)%
Total consolidated revenues	$1,179,468	$1,149,373	$2,100,925	$2,086,706	2.6%	0.7%	2.0%	(0.6)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended June 30, 2026, revenues increased compared to the same period in 2025, primarily due to higher ASP of $37.9 million, or 3.3%, driven by favorable channel mix and pricing in both brands, partially offset by unfavorable product mix in both brands. Net foreign currency fluctuations also increased revenues by $6.3 million, or 0.6%, primarily due to favorable fluctuations in the Chinese Yuan, partially offset by unfavorable fluctuations in the South Korean Won. The overall increase in revenues was partially offset by lower volume of $14.1 million, or 1.2%, driven by the HEYDUDE Brand.

Revenues also increased in the six months ended June 30, 2026, primarily due to higher ASP of $72.4 million, or 3.5%, driven by favorable channel mix and pricing in both brands, partially offset by unfavorable product mix in both brands. Net foreign currency fluctuations also increased revenues by $28.0 million, or 1.3%, primarily due to favorable fluctuations in the Euro and Chinese Yuan, partially offset by unfavorable fluctuations in the South Korean Won. The overall increase in revenues was partially offset by lower volume of $86.2 million, or 4.1%, driven by both brands.

Gross margin. Gross margin decreased in the three months ended June 30, 2026, to 59.4% compared to 61.7% in the same period in 2025, primarily due to incremental duties of 170 basis points and unfavorable product and customer mix in the Crocs Brand of 100 basis points, partially offset by lower product costs in the Crocs Brand of 100 basis points.

Gross margin in the six months ended June 30, 2026, was 58.2% compared to 59.9% in 2025. This was primarily driven by incremental duties of 130 basis points and unfavorable product and customer mix in the Crocs Brand of 110 basis points, partially offset by lower product costs in the Crocs Brand of 80 basis points.

Selling, general and administrative expenses. SG&A increased $16.8 million, or 4.2%, during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to higher DTC costs of $12.2 million, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Increased compensation costs of $5.6 million and other net increases in other costs of $6.5 million also contributed to the increase. The overall increase in SG&A was partially offset by reduced marketing costs of $7.5 million, driven by the HEYDUDE Brand as part of our previously announced cost savings initiatives.

SG&A expenses increased $17.0 million, or 2.4%, during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher DTC costs of $20.2 million, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Increased compensation costs of $6.2 million and other net increases in other costs of $3.3 million also contributed to the increase. The overall increase in SG&A was partially offset by reduced marketing costs of $12.7 million, driven by the HEYDUDE Brand as part of our previously announced cost savings initiatives.

Goodwill and Asset impairments. In the three months ended June 30, 2026, there were no impairments. During the six months ended June 30, 2026, there were impairment charges of $3.3 million related to HEYDUDE leasehold improvement assets. Impairments were $738.1 million during the three and six months ended June 30, 2025, primarily due to non-cash impairment charges of $430.0 million related to the indefinite-lived HEYDUDE trademark and $307.0 million for HEYDUDE Brand reporting unit goodwill. For additional information, refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Foreign currency (losses) gains, net. Foreign currency (losses) gains, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2026, we recognized realized and unrealized net foreign currency losses of $2.3 million compared to gains of $0.4 million during the three months ended June 30, 2025.

During the six months ended June 30, 2026, we recognized realized and unrealized net foreign currency losses of $3.9 million compared to gains of $5.3 million during the six months ended June 30, 2025.

Interest expense. Interest expense during the three months ended June 30, 2026, decreased $2.6 million, or 11.6%, compared to the three months ended June 30, 2025. Interest expense during the six months ended June 30, 2026, decreased $4.9 million, or 10.9%, compared to the six months ended June 30, 2025. The decrease in interest expense for the three and six months ended June 30, 2026, was due to lower outstanding borrowings and lower weighted average interest rates on the Term Loan B Facility (as defined herein) and the Revolving Facility (as defined herein) in the current year.

Income tax expense. During the three months ended June 30, 2026, income tax expense increased $15.4 million compared to the same period in 2025. The effective tax rate for the three months ended June 30, 2026, was 22.4% compared to an effective tax rate of (9.7)% for the same period in 2025. The effective tax rate was the result of quarterly tax expense compared to the impact of the income (loss) before income taxes related to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the three months ended June 30, 2025. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2026, income tax expense increased $11.8 million compared to the same period in 2025. The effective tax rate for the six months ended June 30, 2026, was 22.7% compared to an effective tax rate of (36.3)% for the same period in 2025. The effective tax rate was the result of year-to-date tax expense compared to the impact of the income (loss) before income taxes related to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the six months ended June 30, 2025. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2026	2025	2026	2025	Q2 2026-2025	YTD 2026-2025	Q2 2026-2025	YTD 2026-2025
	(in thousands)
Revenues:
Crocs Brand revenues	$1,000,437	$959,590	$1,767,853	$1,721,199	4.3%	2.7%	3.7%	1.2%
HEYDUDE Brand revenues	179,031	189,783	333,072	365,507	(5.7)%	(8.9)%	(5.8)%	(9.4)%
Total consolidated revenues	$1,179,468	$1,149,373	$2,100,925	$2,086,706	2.6%	0.7%	2.0%	(0.6)%

Income (loss) from operations:
Crocs Brand income from operations	$352,081	$358,355	$605,239	$631,999	(1.8)%	(4.2)%	(1.9)%	(5.6)%
HEYDUDE Brand income (loss) from operations	22,431	(705,944)	38,470	(682,702)	103.2%	105.6%	103.3%	105.8%
Enterprise corporate	(88,834)	(79,927)	(157,187)	(153,839)	(11.1)%	(2.2)%	(9.6)%	(1.5)%
Total consolidated income (loss) from operations	$285,678	$(427,516)	$486,522	$(204,542)	166.8%	337.9%	166.8%	342.4%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended June 30, 2026, compared to the same period in 2025, primarily due to higher ASP, driven by favorable channel mix and price increases in international markets, partially offset by unfavorable product mix. Higher volume and net foreign currency fluctuations also increased revenues, primarily due to favorable fluctuations in the Chinese Yuan, partially offset by unfavorable fluctuations in the South Korean Won.

The increase in Crocs Brand revenues in the six months ended June 30, 2026, compared to the same period in 2025 is primarily due to higher ASP, due to favorable channel mix and price increases in international markets, partially offset by unfavorable product mix. Net foreign currency fluctuations also increased revenues, primarily due to favorable fluctuations in the Euro and Chinese Yuan, partially offset by unfavorable fluctuations in the South Korean Won. The overall increase was partially offset by lower volume.

Income from Operations. Income from operations for our Crocs Brand segment was $352.1 million for the three months ended June 30, 2026, a decrease of $6.3 million, or 1.8%, compared to the same period in 2025. Gross margin was 62.6%, a decrease of 150 basis points, primarily due to incremental duties and unfavorable product mix, partially offset by lower product costs.

SG&A for our Crocs Brand segment increased $17.4 million, or 6.8%, during the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to higher costs in the DTC channel, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Compensation costs also contributed to the increase.

During the six months ended June 30, 2026, income from operations for our Crocs Brand was $605.2 million, a decrease of $26.8 million, or 4.2%, compared to the same period in 2025. Gross margin was 61.2%, a decrease of 140 basis points, primarily due to incremental duties and unfavorable product mix, partially offset by lower product costs.

SG&A for our Crocs Brand increased $31.6 million, or 7.1%, during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher costs in the DTC channel, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Compensation and marketing costs also contributed to the increase.

HEYDUDE Brand

Revenues. For the three months ended June 30, 2026, HEYDUDE Brand revenues decreased compared to the same period in 2025, primarily due to lower volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to favorable channel mix and reduced discounting, partially offset by unfavorable product mix.

During the six months ended June 30, 2026, revenues decreased compared to the same period in 2025, primarily due to lower volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to favorable channel mix and reduced discounting, partially offset by unfavorable product mix.

Income from Operations. Income from operations for the HEYDUDE Brand segment was $22.4 million for the three months ended June 30, 2026, an increase of $728.4 million, compared to the same period in 2025. Gross margin was 43.1%, a decrease of 710 basis points, primarily due to incremental duties and unfavorable channel and product mix.

SG&A, including impairments, for the HEYDUDE Brand segment decreased $746.6 million, or 93.2%, during the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the second quarter of 2025, that did not recur in the current year. Reduced costs for both fixed and variable marketing also contributed to the decrease.

Income from operations for the HEYDUDE Brand was $38.5 million for the six months ended June 30, 2026, an increase of $721.2 million, compared to the same period in 2025. Gross margin was 43.5%, a decrease of 500 basis points, primarily due to unfavorable product mix, incremental duties, and unfavorable channel mix, partially offset by higher ASP.

SG&A, including impairments, for the HEYDUDE Brand decreased $753.6 million, or 87.6%, during the six months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the second quarter of 2025, that did not recur in the current year. Reduced costs for both fixed and variable marketing also contributed to the decrease. The overall decrease was partially offset by current year impairment charges related to HEYDUDE leasehold improvement assets.

Enterprise Corporate

During the three months ended June 30, 2026, total net costs within ‘Enterprise corporate’ increased $8.9 million, or 11.1%, compared to the same period in 2025. This was primarily due to increased compensation costs and other corporate costs. These increases were partially offset by decreases resulting from our cost savings initiatives.

During the six months ended June 30, 2026, total net costs within ‘Enterprise corporate’ increased $3.3 million, or 2.2%, compared to the same period in 2025. This was primarily due to increased compensation costs and other corporate costs. These increases were partially offset by decreases resulting from our cost savings initiatives.

Store Locations

As of June 30, 2026, we had 484 company-operated retail locations for the Crocs Brand, inclusive of 207 retail locations in North America and 277 retail locations internationally. As of June 30, 2026, we had 75 company-operated retail locations for the HEYDUDE Brand. As of June 30, 2025, we had 412 company-operated retail locations for the Crocs Brand, inclusive of 191 retail locations in North America and 221 retail locations internationally. As of June 30, 2025, we had 63 company-operated retail locations for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2026, was:

June 30, 2026
(in thousands)
Cash and cash equivalents	$170,276
Available borrowings	880,416

As of June 30, 2026, we had $170.3 million in cash and cash equivalents and up to $880.4 million of available borrowings, including $865.4 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Citibank Facility (as defined below). As of June 30, 2026, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. On July 27, 2026, the Board approved a $1.5 billion increase to our share repurchase authorization, after which approximately $2.0 billion remained available for future common stock repurchases.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of June 30, 2026, without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2026, we held $151.8 million of our total $170.3 million in cash and cash equivalents in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $151.8 million, an insignificant amount is currently restricted by local laws or otherwise.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of 3.25 to 1.00 (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2026, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2026, the total commitments available from the lenders under the Revolving Facility were $1.0 billion. At June 30, 2026, we had $134.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2026, and December 31, 2025, we had $865.4 million and $937.4 million, respectively, of available borrowing capacity under the Revolving Facility, which matures in November 2027.

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

As of June 30, 2026, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2026, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facility

During the six months ended June 30, 2026, we had one revolving credit facility in Asia with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2026, and December 31, 2025, we had no borrowings outstanding on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2026, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$270,768	$218,565	$52,203	23.9%
Cash used in investing activities	(38,729)	(31,946)	(6,783)	(21.2)%
Cash used in financing activities	(187,395)	(173,241)	(14,154)	(8.2)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,724)	7,125	(11,849)	(166.3)%
Net change in cash, cash equivalents, and restricted cash	$39,920	$20,503	$19,417	94.7%

Operating Activities. Cash provided by operating activities consists of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $52.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by net increases in cash related to changes in operating assets and liabilities of $112.4 million, primarily due to the change in inventories, accrued expenses, and other liabilities, and income taxes, partially offset by a decrease in net income, adjusted for non-cash items, of $60.2 million.

Investing Activities. There was a $6.8 million increase in cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to an increase in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities increased by $14.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in cash used in financing activities was primarily due to an increase of $62.0 million in repurchases of common stock. The overall increase was partially offset by a net increase in proceeds from borrowings of $47.0 million and other decreases in cash used of $0.8 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than borrowings and repayments on the Revolving Facility.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2026, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the six months ended June 30, 2026, there were no triggering events for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. Certain factors, such as failure to achieve forecasted revenue growth rates, EBITDA, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in impairment charges in future periods.

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

As of June 30, 2026, we had borrowings with a face value of $1.3 billion, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of June 30, 2026. As of December 31, 2025, we had long-term borrowings with a face value of $1.3 billion and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $6.3 million based on the balances outstanding for these borrowings as of June 30, 2026.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended June 30, 2026, by $5.9 million and $1.0 million, respectively. During the six months ended June 30, 2026, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $10.5 million and $2.9 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 7 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2026, the U.S. Dollar notional value of our total derivatives was $104.5 million. The fair value of these contracts at June 30, 2026, was an insignificant asset.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2026, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of $8.3 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and six months ended June 30, 2026, and 2025.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2026	989,514	$98.41	989,514	$649,456,398
May 1 - 31, 2026	694,832	103.56	694,832	577,516,884
June 1 - 30, 2026	660,983	123.01	660,983	496,219,461
Three months ended June 30, 2026	2,345,329	106.87	2,345,329	496,219,461
(1) On February 10, 2025, the Board approved an increase to our then-existing common stock repurchase authorization program up to approximately $1.3 billion of our common stock. As of June 30, 2026, approximately $496.2 million remained available for repurchase under our share repurchase authorization. On July 27, 2026, the Board approved a $1.5 billion increase to our share repurchase authorization, after which approximately $2.0 billion remained available for future common stock repurchases. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

During the three months ended June 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1*	Crocs, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 10, 2026).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*     Compensatory plan or arrangement.
†     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: July 30, 2026	By:	/s/ Patraic Reagan
		Name:	Patraic Reagan
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)