Form 10-Q
period 2026-09-30
Crocs, Inc.
filed 2026-10-29
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 22, 2026, Crocs, Inc. had 45,725,039 shares of its common stock, par value $0.001 per share, outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “confident,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,042,583	$996,301	$3,143,508	$3,083,007
Cost of sales	352,849	413,293	1,230,122	1,249,614
Gross profit	689,734	583,008	1,913,386	1,833,393
Selling, general and administrative expenses	397,807	375,348	1,131,636	1,092,160
Goodwill impairment	—	—	—	307,000
Asset impairments	—	—	3,301	431,115
Income from operations	291,927	207,660	778,449	3,118
Foreign currency gains (losses), net	1,276	2,957	(2,651)	8,264
Interest income	3,343	531	4,261	1,235
Interest expense	(19,059)	(21,711)	(59,427)	(67,000)
Other (expense) income, net	(53)	(9)	(431)	143
Income (loss) before income taxes	277,434	189,428	720,201	(54,240)
Income tax expense	60,679	43,612	161,003	132,123
Net income (loss)	$216,755	$145,816	$559,198	$(186,363)
Net income (loss) per common share:
Basic	$4.57	$2.72	$11.43	$(3.38)
Diluted	$4.52	$2.70	$11.32	$(3.38)
Weighted average common shares outstanding:
Basic	47,413	53,641	48,925	55,169
Diluted	47,954	53,989	49,418	55,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$216,755	$145,816	$559,198	$(186,363)
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized (losses) gains on derivative instruments	(594)	56	763	(145)
Reclassification adjustment for realized (gains) losses on derivative instruments	(103)	40	(14)	(195)
Net (decrease) increase from derivatives designated as hedging instruments	(697)	96	749	(340)
Foreign currency translation (losses) gains, net	(897)	(7,395)	(22,114)	90,538
Total comprehensive income (loss), net of tax	$215,161	$138,517	$537,833	$(96,165)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$163,457	$130,354
Accounts receivable, net of allowances of $39,818 and $28,136, respectively	355,022	278,191
Inventories	413,030	368,687
Income taxes receivable	2,918	32,782
Other receivables	25,412	22,082
Prepaid expenses and other assets	67,778	53,787
Total current assets	1,027,617	885,883
Property and equipment, net of accumulated depreciation of $248,818 and $209,873, respectively	240,778	238,191
Intangible assets, net	1,312,049	1,324,680
Goodwill	404,630	404,689
Deferred tax assets, net	904,841	935,054
Restricted cash	3,496	3,557
Right-of-use assets	332,085	338,669
Other assets	55,175	44,027
Total assets	$4,280,671	$4,174,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,506	$266,090
Accrued expenses and other liabilities	266,533	300,959
Income taxes payable	84,174	47,308
Current operating lease liabilities	90,820	85,772
Total current liabilities	714,033	700,129
Deferred tax liabilities, net	844	882
Long-term income taxes payable	641,563	649,057
Long-term borrowings	1,289,044	1,230,885
Long-term operating lease liabilities	283,254	297,192
Other liabilities	6,926	3,322
Total liabilities	2,935,664	2,881,467
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 111.2 million and 110.7 million issued, 46.2 million and 50.2 million outstanding, respectively	111	111
Treasury stock, at cost, 65.0 million and 60.5 million shares, respectively	(3,564,417)	(3,040,416)
Additional paid-in capital	934,497	896,605
Retained earnings	4,039,836	3,480,638
Accumulated other comprehensive loss	(65,020)	(43,655)
Total stockholders’ equity	1,345,007	1,293,283
Total liabilities and stockholders’ equity	$4,280,671	$4,174,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	48,136	$111	62,864	$(3,296,549)	$921,457	$3,823,081	$(63,426)	$1,384,674
Share-based compensation	—	—	—	—	11,644	—	—	11,644
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	115	—	110	(15,496)	1,396	—	—	(14,100)
Repurchases of common stock, including excise tax	(2,028)	—	2,028	(252,372)	—	—	—	(252,372)
Net income	—	—	—	—	—	216,755	—	216,755
Other comprehensive loss	—	—	—	—	—	—	(1,594)	(1,594)
Balance at September 30, 2026	46,223	$111	65,002	$(3,564,417)	$934,497	$4,039,836	$(65,020)	$1,345,007

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	54,801	$111	55,881	$(2,653,423)	$879,940	$3,229,657	$(35,148)	$1,421,137
Share-based compensation	—	—	—	—	8,476	—	—	8,476
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	9	—	1	(141)	—	—	—	(141)
Repurchases of common stock, including excise tax	(2,443)	—	2,443	(204,849)	—	—	—	(204,849)
Net income	—	—	—	—	—	145,816	—	145,816
Other comprehensive loss	—	—	—	—	—	—	(7,299)	(7,299)
Balance at September 30, 2025	52,367	$111	58,325	$(2,858,413)	$888,416	$3,375,473	$(42,447)	$1,363,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	50,220	$111	60,481	$(3,040,416)	$896,605	$3,480,638	$(43,655)	$1,293,283
Share-based compensation	—	—	—	—	36,496	—	—	36,496
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	376	—	148	(18,734)	1,396	—	—	(17,338)
Repurchases of common stock, including excise tax	(4,373)	—	4,373	(505,267)	—	—	—	(505,267)
Net income	—	—	—	—	—	559,198	—	559,198
Other comprehensive loss	—	—	—	—	—	—	(21,365)	(21,365)
Balance at September 30, 2026	46,223	$111	65,002	$(3,564,417)	$934,497	$4,039,836	$(65,020)	$1,345,007

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	56,475	$110	53,930	$(2,453,473)	$859,904	$3,561,836	$(132,645)	$1,835,732
Share-based compensation	—	—	—	—	28,512	—	—	28,512
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	245	1	42	(4,245)	—	—	—	(4,244)
Repurchases of common stock, including excise tax	(4,353)	—	4,353	(400,695)	—	—	—	(400,695)
Net loss	—	—	—	—	—	(186,363)	—	(186,363)
Other comprehensive income	—	—	—	—	—	—	90,198	90,198
Balance at September 30, 2025	52,367	$111	58,325	$(2,858,413)	$888,416	$3,375,473	$(42,447)	$1,363,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$559,198	$(186,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,875	58,337
Operating lease cost	85,421	76,614
Share-based compensation	36,496	28,512
Asset impairment	3,301	738,115
Deferred taxes	(47)	17,057
Other non-cash items	10,055	6,059
Changes in operating assets and liabilities:
Accounts receivable	(76,691)	(65,052)
Inventories	(45,873)	(40,165)
Prepaid expenses and other assets	(30,585)	(17,372)
Accounts payable, accrued expenses and other liabilities	(22,650)	(68,459)
Right-of-use assets and operating lease liabilities	(87,614)	(77,580)
Income taxes	69,303	(11,802)
Cash provided by operating activities	561,189	457,901
Cash flows from investing activities:
Purchases of property, equipment, and software	(53,615)	(45,120)
Cash used in investing activities	(53,615)	(45,120)
Cash flows from financing activities:
Proceeds from borrowings	476,550	626,000
Repayments of borrowings	(425,550)	(664,000)
Repurchases of common stock, including excise tax	(506,194)	(402,153)
Repurchases of common stock for tax withholding	(17,338)	(4,245)
Cash used in financing activities	(472,532)	(444,398)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,000)	5,462
Net change in cash, cash equivalents, and restricted cash	33,042	(26,155)
Cash, cash equivalents, and restricted cash—beginning of period	133,911	183,678
Cash, cash equivalents, and restricted cash—end of period	$166,953	$157,523
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2026, other than with respect to the new accounting pronouncements adopted, as applicable, as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies to conform to current period presentation.

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

Changes in Laws and Regulations

On February 20, 2026, the United States Supreme Court ruled the President did not have the requisite authority to impose tariffs under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. As of September 30, 2026, we received approximately $67 million of IEEPA tariff refunds, including interest. Of this amount, approximately $64 million of benefit is recorded within ‘Cost of sales’ and approximately $3 million of benefit is recorded within ‘Interest income’ in the condensed consolidated statements of operations during the three months ended September 30, 2026.

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash paid for interest	$58,698	$65,873
Cash paid for income taxes, net of refunds (1)	91,089	126,207
Cash paid for operating leases	87,469	76,537

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$61,725	$89,632
Accrued purchases of property, equipment, and software	5,813	3,354
(1) In the fourth quarter of 2025, we revised our presentation for cash paid for income taxes. Previously, cash paid for income taxes was presented excluding income tax refunds received. Under the revised presentation, cash paid for income taxes is presented net of refunds. We believe the revised presentation provides more meaningful and transparent information regarding our operating cash flows. Amounts for the nine months ended September 30, 2025, have been recast to conform to current period presentation.

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

Other new pronouncements issued but not effective until after September 30, 2026, are not expected to have a material impact on our condensed consolidated financial statements.

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

There was no triggering event or impairment recorded during the three and nine months ended September 30, 2026.

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

The changes in goodwill for the nine months ended September 30, 2026, were:

	Goodwill
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Gross goodwill at December 31, 2025	$2,424	$710,034	$712,458
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at December 31, 2025	1,655	403,034	404,689

Changes during the nine months ended September 30, 2026:
Foreign currency translation	(59)	—	(59)

Gross goodwill at September 30, 2026	2,365	710,034	712,399
Accumulated impairment	(769)	(307,000)	(307,769)
Net goodwill at September 30, 2026	$1,596	$403,034	$404,630

‘Intangible assets, net’ reported in the condensed consolidated balance sheets consist of the following:

	September 30, 2026				December 31, 2025
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$146,707	$(132,724)	$—	$13,983	$145,954	$(126,000)	$—	$19,954
Customer relationships	210,000	(64,750)	—	145,250	210,000	(54,250)	—	155,750
Patents, copyrights, and trademarks	11,545	(4,684)	—	6,861	9,767	(4,240)	—	5,527
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	(430,000)	1,140,000	1,570,000	—	(430,000)	1,140,000
In progress	5,140	—	—	5,140	2,676	—	—	2,676
Other	815	—	—	815	773	—	—	773
Total	$1,944,207	$(202,158)	$(430,000)	$1,312,049	$1,939,170	$(184,490)	$(430,000)	$1,324,680

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$81,870	$88,242
Professional services	41,037	53,331
Fulfillment, freight, and duties	39,432	39,720
Return liabilities	24,293	37,960
Sales/use and value added taxes payable	19,875	23,068
Other	60,026	58,638
Total accrued expenses and other liabilities	$266,533	$300,959

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2026, and December 31, 2025. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at September 30, 2026, and an insignificant asset and an insignificant liability at December 31, 2025. See Note 6 — Derivative Financial Instruments for more information.

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

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at September 30, 2026, and December 31, 2025, based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of September 30, 2026, and December 31, 2025, were:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$500,000	$503,125	$500,000	$504,063
2029 Notes	350,000	332,677	350,000	339,304
2031 Notes	350,000	315,403	350,000	323,971
Revolving Facility	113,000	113,000	62,000	62,000

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments within ‘Asset impairments’ in our condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Indefinite-lived trademark impairment (1)	$—	$—	$—	$430,000
Goodwill impairment (1)	—	—	—	307,000
Leasehold improvement asset impairment (2)	—	—	3,301	—
Information technology systems impairment (3)	—	—	—	1,115
Total asset impairments	$—	$—	$3,301	$738,115
(1) During the nine months ended September 30, 2025, we recognized impairment charges of $430.0 million and $307.0 million to our indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill, respectively. Refer to Note 3 — Goodwill and Intangible Assets, Net for additional information.
(2) During the nine months ended September 30, 2026, we recognized impairment charges of $3.3 million for certain HEYDUDE retail stores.
(3) During the nine months ended September 30, 2025, we recognized an impairment of $1.1 million related to the discontinuation of an information technology project.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2026, or December 31, 2025.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2026, and December 31, 2025. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of September 30, 2026, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of September 30, 2026. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statements of operations, which is consistent with the nature of the hedged transaction. During both the three and nine months ended September 30, 2026, there was an insignificant gain recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the three and nine months ended September 30, 2025, there was a loss of $0.1 million and a gain of $0.3 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of $0.1 million will be reclassified to our condensed consolidated statements of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets and were:

	September 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$—	$(232)	$888	$(291)
Hedged derivatives:
Cash flow foreign currency contracts	475	(302)	109	(961)
Total derivatives	475	(534)	997	(1,252)
Netting of counterparty contracts	(55)	55	(268)	268
Total derivatives, net of counterparty contracts	$420	$(479)	$729	$(984)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2026		December 31, 2025
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
British Pound Sterling	$—	$—	$69,908	$(154)
South Korean Won	—	—	18,690	257
Euro	—	—	12,712	18
Brazilian Real	10,727	(40)	12,026	28
Japanese Yen	5,593	(192)	7,882	354
Canadian Dollar	—	—	4,938	94
Total non-hedged derivatives	16,320	(232)	126,156	597
Hedged derivatives:
Euro	9,455	371	39,909	(279)
South Korean Won	3,043	(223)	23,963	(494)
Japanese Yen	1,139	42	9,342	109
British Pound Sterling	1,332	5	7,931	(82)
Australian Dollar	1,587	(79)	7,677	(46)
Canadian Dollar	1,578	57	7,595	(60)
Total hedged derivatives	18,134	173	96,417	(852)
Total derivatives	$34,454	$(59)	$222,573	$(255)

Latest maturity date, non-hedged derivatives	October 2026		January 2026
Latest maturity date, hedged derivatives	December 2026		December 2026

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains and losses from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Foreign currency transaction gains (losses)	$2,013	$2,510	$(1,866)	$7,871
Foreign currency forward exchange contracts (losses) gains	(737)	447	(785)	393
Foreign currency gains (losses), net	$1,276	$2,957	$(2,651)	$8,264

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2026	December 31, 2025
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			500,000	500,000
Revolving Facility	2027			113,000	62,000
Total face value of long-term borrowings				1,313,000	1,262,000
Less:
Unamortized issuance costs				23,956	31,115
Total long-term borrowings				$1,289,044	$1,230,885

At September 30, 2026, and December 31, 2025, $2.9 million and $10.2 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

Senior Revolving Credit Facility

The Company and certain of its subsidiaries (the “Borrowers”) are parties to a credit agreement (as amended, the “Revolving Credit Agreement”) that provides for a senior secured revolving credit facility with aggregate commitments of $1.0 billion (the “Revolving Facility”). Subject to the terms of the Revolving Credit Agreement and lender commitments, the Borrowers may increase the commitments under the Revolving Facility by up to an additional $400.0 million, subject to certain conditions. The Revolving Facility matures in November 2027.

As of September 30, 2026, we had $113.0 million of outstanding borrowings and $0.6 million of outstanding letters of credit, which reduced availability under the Revolving Facility. As of September 30, 2026 and December 31, 2025, availability under the Revolving Facility was $886.4 million and $937.4 million, respectively.

Term Loan B Facility

The Company is party to a credit agreement (as amended, the “Term Loan B Credit Agreement”) that provides for a senior secured term loan facility (the “Term Loan B Facility”). As of September 30, 2026, the Term Loan B Facility was fully drawn with no remaining borrowing capacity, and we had $500.0 million in outstanding principal on the Term Loan B Facility.

Asia Revolving Credit Facility

The Company maintains a revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Asia Revolving Facility”), which provides borrowing capacity of up to $15.0 million (or its equivalent in local currency). As of September 30, 2026, and December 31, 2025, there were no outstanding borrowings under the Asia Revolving Facility.

Senior Notes Issuances

The Company has $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029, (the “2029 Notes”) outstanding. Additionally, the Company has $350.0 million aggregate principal amount of 4.125% Senior Notes due August 15, 2031, (the “2031 Notes”) outstanding. Interest on each of the 2029 Notes and the 2031 Notes (collectively, the “Notes”) is payable semi-annually.

The Company was in compliance with all financial covenants as of September 30, 2026.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended September 30, 2026, we repurchased 2.0 million shares of our common stock at a cost of $250.0 million, including commissions. During the nine months ended September 30, 2026, we repurchased 4.4 million shares of our common stock at a cost of $500.6 million, including commissions. During the three months ended September 30, 2025, we repurchased 2.4 million shares of our common stock at a cost of $202.9 million, including commissions. During the nine months ended September 30, 2025, we repurchased 4.4 million shares of our common stock at a cost of $397.0 million, including commissions.

As of September 30, 2026, and December 31, 2025, we had an accrual recorded for the stock repurchase excise tax of $4.6 million and $5.5 million, respectively, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheets.

As of September 30, 2026, we had remaining authorization to repurchase $1.7 billion of our common stock, subject to restrictions under our debt agreements.

9. REVENUES

Revenues by reportable operating segment, geography, and channel were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Crocs Brand:
North America:
Wholesale	$137,226	$144,353	$428,172	$481,563
Direct-to-consumer	301,143	303,352	814,856	791,789
Total North America (1)	438,369	447,705	1,243,028	1,273,352
International:
Wholesale	225,139	220,003	821,514	824,276
Direct-to-consumer	209,213	168,521	576,032	459,799
Total International	434,352	388,524	1,397,546	1,284,075
Total Crocs Brand	$872,721	$836,229	$2,640,574	$2,557,427

Crocs Brand:
Total Wholesale	$362,365	$364,356	$1,249,686	$1,305,839
Total Direct-to-consumer	510,356	471,873	1,390,888	1,251,588
Total Crocs Brand	872,721	836,229	2,640,574	2,557,427
HEYDUDE Brand:
Wholesale	79,087	69,402	245,053	279,855
Direct-to-consumer	90,775	90,670	257,881	245,725
Total HEYDUDE Brand (2)	169,862	160,072	502,934	525,580
Total consolidated revenues	$1,042,583	$996,301	$3,143,508	$3,083,007
(1) North America includes the United States and Canada.
(2) The vast majority of HEYDUDE Brand revenues are derived from North America.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$277,434	$189,428	$720,201	$(54,240)
Income tax expense	60,679	43,612	161,003	132,123
Effective tax rate	21.9%	23.0%	22.4%	(243.6%)

During the three months ended September 30, 2026, income tax expense increased $17.1 million compared to the same period in 2025. The effective tax rate for the three months ended September 30, 2026, was 21.9% compared to an effective tax rate of 23.0% for the same period in 2025. The change in the effective tax rate was the result of a shift in the mix of our domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2026, income tax expense increased $28.9 million compared to the same period in 2025. The effective tax rate for the nine months ended September 30, 2026, was 22.4% compared to an effective tax rate of (243.6)% for the same period in 2025. The change in the effective tax rate was the result of year-to-date tax expense compared to the impact of the income (loss) before income taxes related to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the nine months ended September 30, 2025. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

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

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2026, and 2025, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net income (loss)	$216,755	$145,816	$559,198	$(186,363)
Denominator:
Weighted average common shares outstanding - basic	47,413	53,641	48,925	55,169
Plus: Dilutive effect of stock options and unvested restricted stock units	541	348	493	—
Weighted average common shares outstanding - diluted	47,954	53,989	49,418	55,169

Net income (loss) per common share:
Basic	$4.57	$2.72	$11.43	$(3.38)
Diluted	$4.52	$2.70	$11.32	$(3.38)

In the three and nine months ended September 30, 2026, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and therefore excluded from the calculation of diluted EPS. In the three and nine months ended September 30, 2025, 0.1 million and 0.5 million outstanding shares issued under share-based compensation awards were anti-dilutive, respectively. Therefore, we excluded these anti-dilutive awards from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2026, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $307.5 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Crocs Brand:
Revenues	$872,721	$836,229	$2,640,574	$2,557,427
Cost of sales	273,840	319,342	959,516	963,234
Selling, general and administrative expenses	264,535	244,168	741,473	689,475
Income from operations	334,346	272,719	939,585	904,718
HEYDUDE Brand:
Revenues	169,862	160,072	502,934	525,580
Cost of sales	76,308	92,402	264,583	280,673
Selling, general and administrative expenses	55,532	60,920	158,558	183,859
Asset impairments	—	—	3,301	737,000
Income (loss) from operations	38,022	6,750	76,492	(675,952)
Total segment income from operations	$372,368	$279,469	$1,016,077	$228,766
Reconciliation of segment income from operations to income (loss) before income taxes:
Enterprise corporate costs	$(80,441)	$(71,809)	$(237,628)	$(225,648)
Foreign currency gains (losses), net	1,276	2,957	(2,651)	8,264
Interest income	3,343	531	4,261	1,235
Interest expense	(19,059)	(21,711)	(59,427)	(67,000)
Other (expense) income, net	(53)	(9)	(431)	143
Income (loss) before income taxes	$277,434	$189,428	$720,201	$(54,240)

Depreciation and amortization: (1)
Crocs Brand	$10,663	$10,269	$31,112	$29,274
HEYDUDE Brand	5,963	6,108	17,911	17,299
Enterprise corporate	3,963	3,949	11,852	11,764
Total consolidated depreciation and amortization	$20,589	$20,326	$60,875	$58,337
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

For legal claims and disputes, we have accrued estimated losses of $0.6 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of September 30, 2026. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2026, we estimated that reasonably possible losses associated with these claims and other disputes were an insignificant amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We continue to operate in an environment where consumers are feeling the effects of elevated interest rates, inflation, and future expected price increases, among other things, and as a result, there is more pressure on discretionary spending. Given this, our wholesale partners are also acting cautiously. In addition, geopolitical tensions have remained elevated across the globe and are having an adverse impact on the global economy. Most recently, the conflict in the Middle East has caused, and may continue to cause, a reduction in our revenues for several of our distributor markets and an increase in the costs of raw materials and transportation associated with elevated oil prices. Furthermore, as of September 30, 2026, the United States (“U.S.”) has imposed tariffs on foreign imports from multiple countries ranging from 10% to 12.5%, including countries most relevant to us such as Vietnam, China, Indonesia, India, and Cambodia. On February 20, 2026, the United States Supreme Court ruled the President did not have the requisite authority to impose tariffs under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. While the timing remains uncertain, we currently estimate that we are eligible to receive a total of approximately $75 million to $80 million in refunds related to these tariffs, including interest. As of September 30, 2026, we received approximately $67 million of IEEPA tariff refunds, including interest. Of this amount, approximately $64 million of benefit is recorded within ‘Cost of sales’ and approximately $3 million of benefit is recorded within ‘Interest income’ in the condensed consolidated statements of operations during the three months ended September 30, 2026. These refunds are non-recurring. The tariffs that remain in effect continue to increase our product costs. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, trade matters, war, or foreign policy in general. We are continuing to monitor developments with respect to these policy changes and proposals.
•We continue to make progress on our long-term strategic initiatives, including prioritizing growth in North America for both brands. Specifically for the Crocs Brand, we believe this will be driven by product innovation, diversification within key product categories, including growth within our sandals business, and ultimately prioritizing stricter segmentation and pricing discipline across the marketplace. For the HEYDUDE Brand, we are focused on our core consumer, refining our product offering within the slip-on category, and refreshing the marketplace. For both brands, scaling digital capabilities continues to be a priority.
•Our liquidity position remains strong with $163.5 million in cash and cash equivalents and $901.4 million in available borrowing capacity as of September 30, 2026. Our total borrowings were $1.3 billion as of September 30, 2026. We repurchased $250.0 million of our common stock during the quarter.

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

Third Quarter 2026 Financial and Operational Highlights

Revenues were $1,042.6 million for the third quarter of 2026, a 4.6% increase compared to the third quarter of 2025. The increase was due to the net effects of: (i) higher unit sales volume in both brands, which resulted in an increase in revenues of $37.6 million, or 3.8%; (ii) higher average selling price on a constant currency basis (“ASP”) driven by the Crocs Brand, which increased revenues by $9.0 million, or 0.9%; and (iii) net changes in exchange rates, which were approximately flat.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2026:

•Crocs Brand revenues increased by 4.4% on a reported and constant currency basis, compared to the same period in 2025. HEYDUDE Brand revenues increased 6.1%, or 6.2% on a constant currency basis, compared to the same period in 2025.
•Gross margin was 66.2%, an increase of 770 basis points from last year’s third quarter, primarily due to IEEPA refunds and lower duties for both brands. Favorable channel mix and lower product costs in the Crocs Brand also contributed to the increase, partially offset by unfavorable product mix in the Crocs Brand.
•Selling, general and administrative expenses (“SG&A”) were $397.8 million compared to $375.3 million in the third quarter of 2025, primarily due to higher costs in the direct-to-consumer (“DTC”) channel, including investments in the channel driven by the Crocs Brand. Higher compensation and marketing costs for the Crocs Brand also contributed to the increase. As a percent of revenues, SG&A increased to 38.2% of revenues compared to 37.7% of revenues in the third quarter of 2025.
•Income from operations increased to $291.9 million from $207.7 million in last year’s third quarter. Net income was $216.8 million, or $4.52 per diluted share, compared to $145.8 million, or $2.70 per diluted share, in last year’s third quarter.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025	2026	2025		Q3 2026-2025		YTD 2026-2025
	($ in thousands, except per share data)
Revenues	$1,042,583	$996,301	$3,143,508	$3,083,007		4.6%		2.0%
Cost of sales	352,849	413,293	1,230,122	1,249,614		14.6%		1.6%
Gross profit	689,734	583,008	1,913,386	1,833,393		18.3%		4.4%
Selling, general and administrative expenses	397,807	375,348	1,131,636	1,092,160		(6.0)%		(3.6)%
Goodwill impairment	—	—	—	307,000		—%		100.0%
Asset impairments	—	—	3,301	431,115		—%		99.2%
Income from operations	291,927	207,660	778,449	3,118		40.6%		24,866.3%
Foreign currency gains (losses), net	1,276	2,957	(2,651)	8,264		(56.8)%		(132.1)%
Interest income	3,343	531	4,261	1,235		529.6%		245.0%
Interest expense	(19,059)	(21,711)	(59,427)	(67,000)		12.2%		11.3%
Other (expense) income, net	(53)	(9)	(431)	143		(488.9)%		(401.4)%
Income (loss) before income taxes	277,434	189,428	720,201	(54,240)		46.5%		1,427.8%
Income tax expense	60,679	43,612	161,003	132,123		(39.1)%		(21.9)%
Net income (loss)	$216,755	$145,816	$559,198	$(186,363)		48.6%		400.1%
Net income (loss) per common share:
Basic	$4.57	$2.72	$11.43	$(3.38)		68.0%		438.2%
Diluted	$4.52	$2.70	$11.32	$(3.38)		67.4%		434.9%

Gross margin (1)	66.2%	58.5%	60.9%	59.5%	770	bp	140	bp
Operating margin (1)	28.0%	20.8%	24.8%	0.1%	720	bp	2,470	bp
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2026	2025	2026	2025	Q3 2026-2025	YTD 2026-2025	Q3 2026-2025	YTD 2026-2025
	(in thousands)
Crocs Brand:
Wholesale	$362,365	$364,356	$1,249,686	$1,305,839	(0.5)%	(4.3)%	(0.4)%	(5.5)%
Direct-to-consumer	510,356	471,873	1,390,888	1,251,588	8.2%	11.1%	8.2%	10.2%
Total Crocs Brand	872,721	836,229	2,640,574	2,557,427	4.4%	3.3%	4.4%	2.3%
HEYDUDE Brand:
Wholesale	79,087	69,402	245,053	279,855	14.0%	(12.4)%	14.1%	(12.9)%
Direct-to-consumer	90,775	90,670	257,881	245,725	0.1%	4.9%	0.2%	4.9%
Total HEYDUDE Brand	169,862	160,072	502,934	525,580	6.1%	(4.3)%	6.2%	(4.6)%
Total consolidated revenues	$1,042,583	$996,301	$3,143,508	$3,083,007	4.6%	2.0%	4.6%	1.1%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues. In the three months ended September 30, 2026, revenues increased compared to the same period in 2025, primarily due to higher unit sales volume of $37.6 million, or 3.8%, driven by both brands and higher ASP of $9.0 million, or 0.9%, driven by increased pricing in both brands and favorable channel mix in the Crocs Brand, partially offset by unfavorable channel mix in the HEYDUDE Brand and unfavorable product mix in both brands. Net foreign currency fluctuations were approximately flat.

Revenues also increased in the nine months ended September 30, 2026, primarily due to higher ASP of $89.3 million, or 2.9%, driven by favorable channel mix and increased pricing in both brands, partially offset by unfavorable product mix in both brands. Net foreign currency fluctuations also increased revenues by $27.7 million, or 0.9%, primarily due to favorable fluctuations in the Chinese Yuan and Euro, partially offset by unfavorable fluctuations in the South Korean Won, Indian Rupee, and Japanese Yen. The overall increase in revenues was partially offset by lower unit sales volume of $56.5 million, or 1.8%, driven by both brands.

Gross margin. Gross margin increased in the three months ended September 30, 2026, to 66.2% compared to 58.5% in the same period in 2025, primarily due to IEEPA refunds of 630 basis points, lower duties of 130 basis points, favorable channel mix of 70 basis points, and lower product costs in the Crocs Brand of 40 basis points, partially offset by unfavorable product mix in the Crocs Brand of 130 basis points.

Gross margin in the nine months ended September 30, 2026, was 60.9% compared to 59.5% in 2025. This was primarily driven by IEEPA refunds of 210 basis points, favorable channel mix of 50 basis points, and lower product costs in the Crocs Brand of 50 basis points, partially offset by unfavorable product mix in the Crocs Brand of 110 basis points and incremental duties of 40 basis points.

Selling, general and administrative expenses. SG&A increased $22.5 million, or 6.0%, during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher DTC costs of $9.2 million, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Increased compensation costs of $3.7 million, increased variable marketing costs driven by the Crocs Brand of $3.7 million, and other net increases in other costs of $5.9 million also contributed to the increase.

SG&A expenses increased $39.5 million, or 3.6%, during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher DTC costs of $29.4 million, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Increased compensation costs of $9.8 million and other net increases in other costs of $9.3 million also contributed to the increase. The overall increase in SG&A was partially offset by reduced marketing costs of $9.0 million, driven by the HEYDUDE Brand as part of our previously announced cost savings initiatives.

Goodwill and Asset impairments. In the three months ended September 30, 2026, and 2025, there were no impairments. During the nine months ended September 30, 2026, there were impairment charges of $3.3 million related to HEYDUDE leasehold improvement assets. Impairments were $738.1 million during the nine months ended September 30, 2025, primarily due to non-cash impairment charges of $430.0 million related to the indefinite-lived HEYDUDE trademark and $307.0 million for HEYDUDE Brand reporting unit goodwill. For additional information, refer to Note 3 — Goodwill and Intangible Assets, Net in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2026, we recognized realized and unrealized net foreign currency gains of $1.3 million compared to gains of $3.0 million during the three months ended September 30, 2025.

During the nine months ended September 30, 2026, we recognized realized and unrealized net foreign currency losses of $2.7 million compared to gains of $8.3 million during the nine months ended September 30, 2025.

Interest Income. Interest income during the three months ended September 30, 2026, increased $2.8 million compared to the three months ended September 30, 2025. Interest income during the nine months ended September 30, 2026, increased $3.0 million compared to the nine months ended September 30, 2025. The increase in interest income for the three and nine months ended September 30, 2026, was due to interest on IEEPA tariff refunds received during the three months ended September 30, 2026 that were not present in the prior year.

Interest expense. Interest expense during the three months ended September 30, 2026, decreased $2.7 million, or 12.2%, compared to the three months ended September 30, 2025. Interest expense during the nine months ended September 30, 2026, decreased $7.6 million, or 11.3%, compared to the nine months ended September 30, 2025. The decrease in interest expense for the three and nine months ended September 30, 2026, was due to lower outstanding borrowings on the Revolving Facility (as defined herein) and lower weighted average interest rates on the Term Loan B Facility (as defined herein) and the Revolving Facility in the current year.

Income tax expense. During the three months ended September 30, 2026, income tax expense increased $17.1 million compared to the same period in 2025. The effective tax rate for the three months ended September 30, 2026, was 21.9% compared to an effective tax rate of 23.0% for the same period in 2025. The change in the effective tax rate was the result of a shift in the mix of our domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2026, income tax expense increased $28.9 million compared to the same period in 2025. The effective tax rate for the nine months ended September 30, 2026, was 22.4% compared to an effective tax rate of (243.6)% for the same period in 2025. The change in the effective tax rate was the result of year-to-date tax expense compared to the impact of the income (loss) before income taxes related to the impairments of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the nine months ended September 30, 2025. As a result of a prior year intra-entity transaction, the value of the intellectual property for tax purposes is subject to revaluation and therefore there are not similar impacts for tax as a result of the intellectual property impairment. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2026	2025	2026	2025	Q3 2026-2025	YTD 2026-2025	Q3 2026-2025	YTD 2026-2025
	(in thousands)
Revenues:
Crocs Brand revenues	$872,721	$836,229	$2,640,574	$2,557,427	4.4%	3.3%	4.4%	2.3%
HEYDUDE Brand revenues	169,862	160,072	502,934	525,580	6.1%	(4.3)%	6.2%	(4.6)%
Total consolidated revenues	$1,042,583	$996,301	$3,143,508	$3,083,007	4.6%	2.0%	4.6%	1.1%

Income from operations:
Crocs Brand income from operations	$334,346	$272,719	$939,585	$904,718	22.6%	3.9%	23.5%	3.2%
HEYDUDE Brand income (loss) from operations	38,022	6,750	76,492	(675,952)	463.3%	111.3%	445.9%	110.9%
Enterprise corporate	(80,441)	(71,809)	(237,628)	(225,648)	(12.0)%	(5.3)%	(10.0)%	(4.2)%
Total consolidated income from operations	$291,927	$207,660	$778,449	$3,118	40.6%	24,866.3%	41.9%	24,661.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Crocs Brand

Revenues. Crocs Brand revenues increased in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher unit sales volume. Higher ASP, driven by price increases in international markets and favorable channel mix, partially offset by unfavorable product mix, also contributed to the increase. Net foreign currency fluctuations were approximately flat.

The increase in Crocs Brand revenues in the nine months ended September 30, 2026, compared to the same period in 2025 is primarily due to higher ASP, due to favorable channel mix and price increases in international markets, partially offset by unfavorable product mix. Net foreign currency fluctuations also increased revenues, primarily due to favorable fluctuations in the Chinese Yuan and Euro, partially offset by unfavorable fluctuations in the South Korean Won, Indian Rupee, and Japanese Yen. The overall increase was partially offset by lower unit sales volume.

Income from Operations. Income from operations for our Crocs Brand segment was $334.3 million for the three months ended September 30, 2026, an increase of $61.6 million, or 22.6%, compared to the same period in 2025. Gross margin was 68.6%, an increase of 680 basis points, primarily due to IEEPA refunds, lower duties, favorable channel mix, and lower product costs, partially offset by unfavorable product mix.

SG&A for our Crocs Brand segment increased $20.4 million, or 8.3%, during the three months ended September 30, 2026, compared to the same period in 2025. This increase was primarily due to higher costs in the DTC channel, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Higher marketing and compensation costs also contributed to the increase.

During the nine months ended September 30, 2026, income from operations for our Crocs Brand was $939.6 million, an increase of $34.9 million, or 3.9%, compared to the same period in 2025. Gross margin was 63.7%, an increase of 140 basis points, primarily due to IEEPA refunds, favorable channel mix, and lower product costs, partially offset by unfavorable product mix and incremental duties.

SG&A for our Crocs Brand increased $52.0 million, or 7.5%, during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher costs in the DTC channel, driven by increased share of marketplaces and rent expense as a result of investments in the channel. Higher marketing and compensation costs also contributed to the increase.

HEYDUDE Brand

Revenues. For the three months ended September 30, 2026, HEYDUDE Brand revenues increased compared to the same period in 2025, primarily due to higher unit sales volume. The overall increase in revenues was partially offset by lower ASP, primarily due to unfavorable channel and product mix, partially offset by reduced discounting.

During the nine months ended September 30, 2026, revenues decreased compared to the same period in 2025, primarily due to lower unit sales volume. The overall decrease in revenues was partially offset by higher ASP, primarily due to reduced discounting and favorable channel mix, partially offset by unfavorable product mix.

Income from Operations. Income from operations for the HEYDUDE Brand segment was $38.0 million for the three months ended September 30, 2026, an increase of $31.3 million, compared to the same period in 2025. Gross margin was 55.1%, an increase of 1,280 basis points, primarily due to IEEPA refunds and lower duties.

SG&A, including impairments, for the HEYDUDE Brand segment decreased $5.4 million, or 8.8%, during the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily due to reduced compensation costs and reduced marketing costs, primarily in fixed marketing.

Income from operations for the HEYDUDE Brand was $76.5 million for the nine months ended September 30, 2026, an increase of $752.4 million, compared to the same period in 2025. Gross margin was 47.4%, an increase of 80 basis points, primarily due to IEEPA refunds and higher ASP, partially offset by unfavorable product mix.

SG&A, including impairments, for the HEYDUDE Brand decreased $759.0 million, or 82.4%, during the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily due to the partial impairment of the indefinite-lived HEYDUDE trademark and HEYDUDE Brand reporting unit goodwill in the second quarter of 2025, that did not recur in the current year, partially offset by current year impairment charges related to HEYDUDE leasehold improvement assets. Reduced costs for both fixed and variable marketing also contributed to the decrease.

Enterprise Corporate

During the three months ended September 30, 2026, total net costs within ‘Enterprise corporate’ increased $8.6 million, or 12.0%, compared to the same period in 2025. This was primarily due to increased compensation costs and other corporate costs. These increases were partially offset by decreases resulting from our cost savings initiatives.

During the nine months ended September 30, 2026, total net costs within ‘Enterprise corporate’ increased $12.0 million, or 5.3%, compared to the same period in 2025. This was primarily due to increased compensation costs and other corporate costs. These increases were partially offset by decreases resulting from our cost savings initiatives.

Store Locations

As of September 30, 2026, we had 500 company-operated retail locations for the Crocs Brand, inclusive of 208 retail locations in North America and 292 retail locations internationally. As of September 30, 2026, we had 78 company-operated retail locations for the HEYDUDE Brand. As of September 30, 2025, we had 427 company-operated retail locations for the Crocs Brand, inclusive of 199 retail locations in North America and 228 retail locations internationally. As of September 30, 2025, we had 75 company-operated retail locations for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2026, was:

September 30, 2026
(in thousands)
Cash and cash equivalents	$163,457
Available borrowings	901,416

As of September 30, 2026, we had $163.5 million in cash and cash equivalents, $1.3 billion of outstanding borrowings, and up to $901.4 million of available borrowings on our credit facilities as further discussed in Note 7 — Borrowings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Certain of our debt agreements contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2026, we were in compliance with all financial covenants under our existing debt agreements.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of September 30, 2026, without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2026, we held $88.9 million of our total $163.5 million in cash and cash equivalents in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $88.9 million, an insignificant amount is currently restricted by local laws or otherwise.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$561,189	$457,901	$103,288	22.6%
Cash used in investing activities	(53,615)	(45,120)	(8,495)	(18.8)%
Cash used in financing activities	(472,532)	(444,398)	(28,134)	(6.3)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,000)	5,462	(7,462)	(136.6)%
Net change in cash, cash equivalents, and restricted cash	$33,042	$(26,155)	$59,197	226.3%

Operating Activities. Cash provided by operating activities consists of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $103.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by net increases in cash related to changes in operating assets and liabilities of $86.3 million, primarily due to the change in income taxes and accounts payable, and an increase in net income, adjusted for non-cash items, of $17.0 million. The change in income taxes is due to timing of payments and refunds. The change in accounts payable is due to increased inventory purchases to match demand.

Investing Activities. There was an $8.5 million increase in cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to an increase in purchases of property, equipment, and software.

Financing Activities. Cash used in financing activities increased by $28.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily due to an increase of $104.0 million in repurchases of common stock and other increases in cash used of $13.1 million. The overall increase in cash used was partially offset by a net increase in proceeds from borrowings of $89.0 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than borrowings and repayments on our debt.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2026, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate the carrying value of our indefinite-lived intangible assets and goodwill at least annually or when an interim triggering event has occurred indicating potential impairment. During the nine months ended September 30, 2026, there were no triggering events for the HEYDUDE Brand indefinite-lived intangible assets (which consists solely of the HEYDUDE trademark) (the “trademark”) and the HEYDUDE Brand reporting unit (the “reporting unit”) goodwill. Certain factors, such as failure to achieve forecasted revenue growth rates, EBITDA, or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in impairment charges in future periods.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and certain financial instruments.

Borrowings under our Term Loan B Facility and Revolving Facility, both further described in Note 7 — Borrowings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q, bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

As of September 30, 2026, we had borrowings with a face value of $1.3 billion, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $0.6 million in outstanding letters of credit under our Revolving Facility as of September 30, 2026. As of December 31, 2025, we had long-term borrowings with a face value of $1.3 billion and $0.6 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would increase our interest expense over the next twelve months by $6.1 million based on the balances outstanding for these borrowings as of September 30, 2026.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended September 30, 2026, by $4.6 million and $1.6 million, respectively. During the nine months ended September 30, 2026, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $15.3 million and $4.5 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of September 30, 2026, the U.S. Dollar notional value of our total derivatives was $34.5 million. The fair value of these contracts at September 30, 2026, was an insignificant liability.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2026, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of $3.2 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and nine months ended September 30, 2026, and 2025.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 14 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2026	285,186	$130.49	285,186	$1,959,010,396
August 1 - 31, 2026	740,015	128.60	740,015	1,863,861,713
September 1 - 30, 2026	1,002,367	117.38	1,002,367	1,746,222,922
Three months ended September 30, 2026	2,027,568	123.32	2,027,568	1,746,222,922
(1) On July 27, 2026, the Board approved an increase to our then-existing common stock repurchase authorization program up to approximately $2.0 billion of our common stock. As of September 30, 2026, approximately $1.7 billion remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

Except as shown below, during the three months ended September 30, 2026, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Anne Mehlman, Executive Vice President and Brand President for Crocs	Adopt	9/8/2026	X		7,276	6/8/2027
Ronald Frasch, Director	Adopt	9/9/2026	X		24,000	9/30/2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

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

CROCS, INC.

Date: October 29, 2026	By:	/s/ Patraic Reagan
		Name:	Patraic Reagan
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)